Form 10-Q
period 2014-06-30
Green Bancorp, Inc.
filed 2014-09-19
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-36580

Green Bancorp, Inc.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	42-1631980 (I.R.S. Employer Identification No.)

4000 Greenbriar

Houston, Texas 77098

(Address of principal executive offices, including zip code)

(713) 275 - 8220

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

As of September 18, 2014, there were 26,170,949 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

GREEN BANCORP, INC. AND SUBSIDIARY

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

risks related to the concentration of our business within our geographic areas of operation in Texas, including risks associated with downturns in the energy, technology and real estate sectors within these areas;

•	our ability to execute on our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operation;
•

risks related to the integration of any acquired businesses, including exposure to potential asset quality and credit quality risks and unknown or contingent liabilities, the time and costs associated with integrating systems, technology platforms, procedures and personnel, the need for additional capital to finance such transactions, and possible failures in realizing the anticipated benefits from acquisitions;

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•	market conditions and economic trends nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;
•	our ability to attract and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
•	risks related to our concentration of loans to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy, operations or to meet increased minimum regulatory capital levels;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	potential impairment on the goodwill we may record in connection with business acquisitions;
•	risks associated with system failures or failures to prevent breaches of our network security;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with data processing system failures and errors;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Act;

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	our ability to comply with supervisory actions by federal banking agencies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverages; and
•	systemic risks associated with the soundness of other financial institutions.

Other factors not identified above, including those described in our Registration Statement on Form S-1 declared effective on August 7, 2014 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Cash and due from banks	$15,175	$9,836
Interest bearing deposits in financial institutions	53,154	24,921
Total cash and cash equivalents	68,329	34,757

Available-for-sale securities, at fair value	198,522	198,237
Held-to-maturity securities, at amortized cost (fair value of $54,767 and $56,588, respectively)	54,686	57,278
Federal Reserve Bank stock	5,144	5,140
Federal Home Loan Bank of Dallas stock	3,721	2,590
Total securities and other investments	262,073	263,245

Loans held for investment	1,433,702	1,359,415
Allowance for loan losses	(15,705)	(16,361)
Loans, net	1,417,997	1,343,054

Premises and equipment, net	21,326	21,365
Goodwill	15,672	15,672
Core deposit intangibles, net of accumulated amortization	862	984
Accrued interest receivable	4,325	3,994
Deferred tax asset, net	8,240	8,853
Real estate acquired by foreclosure	4,863	6,690
Other assets	4,177	4,513
TOTAL ASSETS	$1,807,864	$1,703,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$342,617	$282,227
Interest-bearing transaction and savings	613,954	590,795
Certificates and other time deposits	578,001	574,350
Total deposits	1,534,572	1,447,372

Securities sold under agreements to repurchase	5,617	2,583
Other borrowed funds	51,835	46,858
Accrued interest payable	864	930
Other liabilities	6,224	6,166
Total liabilities	1,599,112	1,503,909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 20,780,254 and 20,771,087 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	208	208
Capital surplus	179,392	179,219
Retained earnings	28,080	19,918
Accumulated other comprehensive income (loss), net	1,072	(127)
Total shareholders’ equity	208,752	199,218
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,807,864	$1,703,127

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

INTEREST INCOME:
Loans, including fees	$17,986	$16,025	$34,962	$31,313
Securities	1,024	779	2,053	1,537
Other investments	81	78	159	156
Deposits in financial institutions	32	97	56	218
Total interest income	19,123	16,979	37,230	33,224

INTEREST EXPENSE:
Transaction and savings deposits	621	776	1,198	1,793
Certificates and other time deposits	1,760	1,975	3,570	3,761
Other borrowed funds	36	150	80	301
Total interest expense	2,417	2,901	4,848	5,855

NET INTEREST INCOME	16,706	14,078	32,382	27,369
PROVISION FOR LOAN LOSSES	-	346	1,223	1,127
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,706	13,732	31,159	26,242

NONINTEREST INCOME:
Customer service fees	634	450	1,165	880
Loan fees	462	327	1,012	636
Gain on sale of guaranteed portion of loans, net	793	535	1,223	792
Other	89	213	185	285
Total noninterest income	1,978	1,525	3,585	2,593

NONINTEREST EXPENSE:
Salaries and employee benefits	7,149	6,514	14,080	12,744
Occupancy	1,172	1,178	2,305	2,310
Professional and regulatory fees	1,767	851	2,547	1,614
Data processing	389	359	777	719
Software license and maintenance	341	232	656	429
Marketing	196	131	368	262
Loan related	85	132	202	227
Real estate acquired by foreclosure	62	(9)	231	(72)
Other	235	703	827	1,273
Total noninterest expense	11,396	10,091	21,993	19,506

INCOME BEFORE INCOME TAXES	7,288	5,166	12,751	9,329
PROVISION FOR INCOME TAXES	2,614	1,830	4,589	3,344
NET INCOME	$4,674	$3,336	$8,162	$5,985

EARNINGS PER SHARE:
Basic	$0.22	$0.16	$0.39	$0.29
Diluted	$0.22	$0.16	$0.39	$0.29

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET INCOME	$4,674	$3,336	$8,162	$5,985
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	663	(3,135)	1,846	(3,311)
Reclassification adjustment for gain (loss) on sale of available-for-sale securities included in net income	-	-	-	-
Total other comprehensive income (loss) before tax	663	(3,135)	1,846	(3,311)

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME	233	(1,066)	647	(1,126)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	430	(2,069)	1,199	(2,185)
COMPREHENSIVE INCOME	$5,104	$1,267	$9,361	$3,800

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE — January 1, 2013	20,748	$207	$178,695	$7,308	$2,001	$188,211
Net income	-	-	-	5,985	-	5,985
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,126 and reclassification adjustment	-	-	-	-	(2,185)	(2,185)
Stock-based compensation expense	-	-	172	-	-	172
BALANCE — June 30, 2013	20,748	$207	$178,867	$13,293	$(184)	$192,183

BALANCE — January 1, 2014	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	8,162	-	8,162
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $647 and reclassification adjustment	-	-	-	-	1,199	1,199
Issuance of common stock in connection with exercise of stock options	9	-	76	-	-	76
Stock-based compensation expense	-	-	97	-	-	97
BALANCE — June 30, 2014	20,780	$208	$179,392	$28,080	$1,072	$208,752

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,162	$5,985
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	566	1,206
Accretion of loan discounts, net	(282)	(240)
Amortization of deposit premiums	(170)	(307)
Amortization of core deposit intangibles	122	123
Provision for loan losses	1,223	1,127
Depreciation	707	674
Net gain on sale of real estate acquired by foreclosure	(139)	(59)
Writedown of real estate acquired by foreclosure	141	-
Net gain on sale of guaranteed portion of loans	(1,223)	(792)
Stock-based compensation expense	97	172
Increase in accrued interest receivable and other assets, net	(29)	(664)
Increase in accrued interest payable and other liabilities, net	(8)	(946)
Net cash provided by operating activities	9,167	6,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	21,144	28,535
Purchases of available-for-sale securities	(20,080)	(34,774)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,511	5,684
Purchases of held-to-maturity securities	(1,988)	(8,988)
Proceeds from sales of guaranteed portion of loans	14,682	8,572
Proceeds from sales of real estate acquired by foreclosure	1,825	628
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(1,131)	(67)
Purchases of Federal Reserve Bank stock	(4)	(5)
Net increase in loans held for investment	(89,343)	(66,564)
Investment in construction of premises and purchases of other fixed assets	(668)	(972)
Net cash used in investing activities	(71,052)	(67,951)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	87,370	23,112
Net increase (decrease) in securities sold under agreements to repurchase	3,034	(2,179)
Net proceeds from other short-term borrowed funds	5,000	-
Repayment of other long-term borrowed funds	(23)	(262)
Proceeds from issuance of common stock due to exercise of stock options	76	-
Net cash provided by (used in) financing activities	95,457	20,671

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$33,572	$(41,001)

CASH AND CASH EQUIVALENTS:
Beginning of year	34,757	178,492
End of year	$68,329	$137,491

SUPPLEMENTAL INFORMATION:
Interest paid	$4,914	$5,721
Income taxes paid	$3,050	$3,616
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$-	$1,961

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2013 and 2012.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.  The consolidated financial statements and accompanying notes and other detailed information can be found in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on August 7, 2014.

Organization—Green Bancorp is a Texas corporation that was incorporated on October 20, 2004. In 2006 Green Bancorp entered into an agreement and plan of merger with Redstone Bank, National Association (“Redstone Bank”), a national banking association located in Houston, Texas, for the purpose of acquiring all of the issued and outstanding stock of Redstone Bank. The acquisition was completed on December 31, 2006, and Green Bancorp became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Green Bank, N.A. (the “Bank”) is a national banking association, which was chartered under the laws of the United States of America as a national bank on February 17, 1999, as Redstone Bank. On September 14, 2007, the name was changed to Green Bank, N.A. The Bank provides commercial and consumer banking services in the greater Houston, Dallas and Austin metropolitan areas.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired through foreclosure, acquired loans and deposits, deferred tax assets, goodwill, and stock based compensation.

2. EARNINGS PER COMMON SHARE

Basic earnings per common share are calculated using the two-class method. The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share.

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$4,674		$3,336		$8,162		$5,985

Basic:
Weighted average shares outstanding	20,780	$0.22	20,748	$0.16	20,778	$0.39	20,748	$0.29

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	155		86		143		55
Total	20,935	$0.22	20,834	$0.16	20,921	$0.39	20,803	$0.29

3. RECENT ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

FASB ASU No. 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. The adoption of this ASU become effective for the Company on January 1, 2014 and there was no significant impact on the Company’s financial statements.

FASB ASU No. 2013-11 — “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” updates prior guidance.  The update requires that an unrecognized tax benefit be presented in the statements of financial condition as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, except as follows:  to the extent a net operating loss carryforward or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the statements of financial condition as a liability and should not be combined with deferred tax assets. The adoption of this ASU become effective for the Company on January 1, 2014 and there was no significant impact on the Company’s financial statements.

FASB ASU No. 2014-04 —“Receivables – Troubled Debt Restructuring by Creditors (Subtopic 310-40):  Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” clarifies when an insubstance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  This is the point when the consumer mortgage loan should be derecognized and the real property recognized.  The adoption of the ASU becomes effective for the Company for reporting periods beginning after December 31, 2014, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2014-09 — “Revenue from Contract with Customers (Topic 606)” supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.  The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption of this ASU becomes effective for the Company beginning after January 1, 2017, with retrospective application to each prior reporting period presented, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2014-11 — “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  It also

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement.  The adoption of this ASU becomes effective for the Company beginning after January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2014-12 — “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of the compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The adoption of this ASU becomes effective for the Company beginning after January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

4. ACQUISITIONS

On May 5, 2014, the Company entered into a definitive agreement to acquire SP Bancorp, Inc., and its wholly owned subsidiary, SharePlus Bank for aggregate cash consideration of $46.2 million, subject to adjustment as set forth in the definitive agreement.  SharePlus Bank is a Texas chartered state bank headquartered in Plano, Texas, with four branches, two in Plano, Texas, one in Dallas, Texas and one in Louisville, Kentucky.  The Company has received the requisite regulatory approvals and subject to satisfaction of certain conditions, including SP Bancorp, Inc. shareholder approval, the transaction is expected to close in the fourth quarter of 2014.

At June 30, 2014, SP Bancorp, Inc. reported $250.2 million in loans, $268.9 million in deposits and $33.4 million in stockholders’ equity.

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits include restricted amounts of $29.7 million and $26.7 million at June 30, 2014 and December 31, 2013, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$55,178	$64	$(51)	$55,191
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	111,162	2,177	(315)	113,024
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	30,532	83	(308)	30,307
Total	$196,872	$2,324	$(674)	$198,522

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$17,260	$498	$(283)	$17,475
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	37,426	149	(283)	37,292
Total	$54,686	$647	$(566)	$54,767

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$45,168	$38	$(95)	$45,111
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	121,042	1,282	(934)	121,390
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,223	42	(529)	31,736
Total	$198,433	$1,362	$(1,558)	$198,237

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,788	$409	$(528)	$16,669
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,490	135	(706)	39,919
Total	$57,278	$544	$(1,234)	$56,588

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	June 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$10,100	$10,135	$-	$-
Due after one year through five years	45,078	45,056	-	-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	111,162	113,024	17,260	17,475
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	30,532	30,307	37,426	37,292
Total	$196,872	$198,522	$54,686	$54,767

There were no sales of securities during the three or six months ended June 30, 2014 or 2013.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities.

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	June 30, 2014
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$25,063	$(23)	$25,040	$5,000	$(28)	$4,972
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	4,018	(13)	4,005	26,917	(302)	26,615
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,706	(1)	3,705	13,313	(307)	13,006
Total	$32,787	$(37)	$32,750	$45,230	$(637)	$44,593

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$6,953	$(283)	$6,670
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	8,136	(17)	8,119	15,172	(266)	14,906
Total	$8,136	$(17)	$8,119	$22,125	$(549)	$21,576

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$25,008	$(95)	$24,913	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	51,576	(934)	50,642	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	18,447	(215)	18,232	4,481	(314)	4,167
Total	$95,031	$(1,244)	$93,787	$4,481	$(314)	$4,167

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$6,033	$(429)	$5,604	$1,022	$(99)	$923
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	23,060	(706)	22,354	-	-	-
Total	$29,093	$(1,135)	$27,958	$1,022	$(99)	$923

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2014 or December 31, 2013.

Securities with an amortized cost of $17.0 million and $10.3 million and fair value of $17.3 million and $10.5 million were pledged and available to be sold under repurchase agreements at June 30, 2014 and December 31, 2013, respectively. Securities with an amortized cost of $56.2 million and $38.2 million and fair value of $56.2 million and $37.5 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at June 30, 2014 and December 31, 2013, respectively. In addition, securities with an amortized cost of $781 thousand and $895 thousand and fair value of $822 thousand and $929 thousand were pledged as collateral for the Company’s derivative instruments at June 30, 2014 and December 31, 2013, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	June 30, 2014
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial:
Commercial & industrial	$708,773	$2,142	$710,915
Owner occupied commercial real estate	139,970	2,514	142,484
Commercial real estate	270,250	11,632	281,882
Construction, land & land development	188,520	171	188,691
	1,307,513	16,459	1,323,972

Consumer:
Residential mortgage	104,529	384	104,913
Other consumer	4,482	335	4,817
	109,011	719	109,730

Total loans held for investment	$1,416,524	$17,178	$1,433,702

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial:
Commercial & industrial	$674,621	$6,669	$681,290
Owner occupied commercial real estate	153,507	3,454	156,961
Commercial real estate	254,838	12,173	267,011
Construction, land & land development	139,867	200	140,067
	1,222,833	22,496	1,245,329

Consumer:
Residential mortgage	105,888	474	106,362
Other consumer	7,296	428	7,724
	113,184	902	114,086

Total loans held for investment	$1,336,017	$23,398	$1,359,415

The loan portfolio is comprised of two types, commercial loans and consumer loans. The commercial loans are further segregated into commercial and industrial, owner occupied commercial real estate, commercial real estate, which includes multi-family loans, and construction, land and land development, which includes both commercial construction and loans for the construction of residential properties. The consumer loans are further segregated into residential mortgage, which includes first and second liens and home equity lines, and other consumer loans, which includes various types of loans to consumers and overdrafts.  Loans are further separated between loans originated by the Company and loans acquired.

Included in the loans held for investment balance was $7.6 million and $7.1 million of net deferred loan origination fees and unamortized premium and discount at June 30, 2014 and December 31, 2013, respectively. Also included in loans at June 30, 2014 and December 31, 2013, respectively was $329 thousand and $375 thousand in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $3.9 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively. Other consumer loans include overdrafts of $25 thousand and $21 thousand as of June 30, 2014 and December 31, 2013, respectively.

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and Austin metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions.

As of June 30, 2014 and December 31, 2013, there was no concentration of loans to any one type of industry exceeding 10% of total loans nor were there any loans classified as highly leveraged transactions.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts.

Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. There were no loans classified as held-for-sale at either June 30, 2014 or December 31, 2013.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	June 30, 2014
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial:
Commercial & industrial	$239,939	$425,444	$45,532	$710,915
Owner occupied commercial real estate	5,605	84,020	52,859	142,484
Commercial real estate	21,375	201,613	58,894	281,882
Construction, land & land development	16,786	105,251	66,654	188,691
	283,705	816,328	223,939	1,323,972

Consumer:
Residential mortgage	4,321	63,617	36,975	104,913
Other consumer	3,805	975	37	4,817
	8,126	64,592	37,012	109,730

Total loans held for investment	$291,831	$880,920	$260,951	$1,433,702

Fixed rate	$28,094	$226,189	$58,259	$312,542
Floating rate	263,737	654,731	202,692	1,121,160

Total loans held for investment	$291,831	$880,920	$260,951	$1,433,702

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Beginning balance	$-	$-
Advances	1	-
Repayments	-	-
Ending Balance	$1	$-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, which does not include our pending SharePlus acquisition, as of the dates set forth, was as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$7,993	$8,477
Recorded investment	7,099	7,498
Discount, net	$894	$979

Other acquired loans:
Outstanding principal balance	10,218	16,187
Recorded investment	10,079	15,900
Discount, net	$139	$287

Total acquired loans:
Outstanding principal balance	18,211	24,664
Recorded investment	17,178	23,398
Discount, net	$1,033	$1,266

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$603	$510
Reclassifications from nonaccretable yield	48	95
Accretion	(84)	(58)
Balance at period end	$567	$547

Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications from nonaccretable yield to accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	June 30, 2014
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)
Originated Loans
Commercial:
Commercial & industrial	$5,942	$312	$6,254	$6,370	$-	$696,149	$708,773
Owner occupied commercial real estate	1,260	258	1,518	-	-	138,452	139,970
Commercial real estate	295	-	295	-	-	269,955	270,250
Construction, land & land development	-	34	34	560	-	187,926	188,520
	7,497	604	8,101	6,930	-	1,292,482	1,307,513

Consumer:
Residential mortgage	80	-	80	1,312	-	103,137	104,529
Other consumer	26	-	26	104	-	4,352	4,482
	106	-	106	1,416	-	107,489	109,011

Total loans held for investment	$7,603	$604	$8,207	$8,346	$-	$1,399,971	$1,416,524

Acquired Loans
Commercial:
Commercial & industrial	$162	$-	$162	$-	$780	$1,200	$2,142
Owner occupied commercial real estate	-	-	-	170	1,582	762	2,514
Commercial real estate	-	-	-	608	4,487	6,537	11,632
Construction, land & land development	-	-	-	-	82	89	171
	162	-	162	778	6,931	8,588	16,459

Consumer:
Residential mortgage	-	-	-	-	168	216	384
Other consumer	20	-	20	-	-	315	335
	20	-	20	-	168	531	719

Total loans held for investment	$182	$-	$182	$778	$7,099	$9,119	$17,178

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)
Originated Loans
Commercial:
Commercial & industrial	$4,988	$-	$4,988	$7,345	$-	$662,288	$674,621
Owner occupied commercial real estate	780	536	1,316	-	-	152,191	153,507
Commercial real estate	-	780	780	164	-	253,894	254,838
Construction, land & land development	-	-	-	587	-	139,280	139,867
	5,768	1,316	7,084	8,096	-	1,207,653	1,222,833

Consumer:
Residential mortgage	221	-	221	1,328	-	104,339	105,888
Other consumer	208	-	208	1,284	-	5,804	7,296
	429	-	429	2,612	-	110,143	113,184

Total loans held for investment	$6,197	$1,316	$7,513	$10,708	$-	$1,317,796	$1,336,017

Acquired Loans
Commercial:
Commercial & industrial	$-	$-	$-	$-	$895	$5,774	$6,669
Owner occupied commercial real estate	-	-	-	-	1,655	1,799	3,454
Commercial real estate	-	-	-	652	4,676	6,845	12,173
Construction, land & land development	-	-	-	-	96	104	200
	-	-	-	652	7,322	14,522	22,496

Consumer:
Residential mortgage	-	-	-	-	176	298	474
Other consumer	24	-	24	-	-	404	428
	24	-	24	-	176	702	902

Total loans held for investment	$24	$-	$24	$652	$7,498	$15,224	$23,398

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans as of the dates set forth:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$2,141	$1,496
Accruing loans past due 90 days or more	604	1,316
Restructured loans - nonaccrual	6,983	9,864
Restructured loans - accruing	3,999	4,072
Total nonperforming loans	$13,727	$16,748

Based on an analysis of impaired loans at June 30, 2014 and December 31, 2013, an allowance of $2.4 million and $4.3 million, respectively, was allocated to impaired loans. The average recorded investment in nonperforming loans for the three months and six months ended June 30, 2014, and for the year ended December 31, 2013, was $13.3 million, $16.2 million and $38.0 million, respectively. There was approximately $56 thousand and $81 thousand in interest recognized on nonperforming loans, for the three months ended June 30, 2014 and 2013, respectively. There was approximately $111 thousand and $131 thousand in interest recognized on nonperforming loans, for the six months ended June 30, 2014 and 2013, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Nonperforming loans of $9.1 million and $11.4 million at June 30, 2014 and December 31, 2013 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended June 30, 2014 and 2013 was approximately $133 thousand and $195 thousand, respectively, and for the six months ended June 30, 2014 and 2013 was approximately $341 thousand and $818 thousand, respectively.

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$643	$643	$-
Owner occupied commercial real estate	170	170	-
Commercial real estate	3,073	3,088	-
Construction, land & land development	1,754	1,754	-
Residential mortgage	1,312	1,312	-
Other Consumer	163	163	-

With an allowance recorded:
Commercial & industrial	$5,904	$5,907	$2,278
Other Consumer	104	104	104

Total:
Commercial	$11,544	$11,562	$2,278
Consumer	1,579	1,579	104
	$13,123	$13,141	$2,382

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$631	$631	$-
Commercial real estate	2,690	2,692	-
Construction, land & land development	1,751	1,751	-
Residential mortgage	1,213	1,213	-
Other Consumer	170	170	-

With an allowance recorded:
Commercial & industrial	$6,932	$6,932	$2,924
Commercial real estate	653	653	45
Residential mortgage	114	114	88
Other Consumer	1,278	1,278	1,278

Total:
Commercial	$12,657	$12,659	$2,969
Consumer	2,775	2,775	1,366
	$15,432	$15,434	$4,335

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Credit Quality — Internally assigned risk grades for loans are defined as follows:

Grade 1 (Highest Quality — No Apparent Risk) — This category includes loans to borrowers of unquestioned credit standing which are secured by readily marketable collateral of undisputed value, with appropriate margin. It also includes loans to borrowing entities with: excellent capitalization, liquidity and earnings levels; quality management; positive financial trends; and favorable industry conditions.

Grade 2 (Good Quality — Minimal Risk) — This category includes loans to investment grade entities with: good liquidity and financial condition, nominal term debt, strong debt service capability, solid management, and quality financial information. These loans are usually secured with current assets, but may be unsecured. Alternative financing from other lenders is generally available to these borrowers.

Grade 3 (Satisfactory Quality — Acceptable Risk — Tier One) — This category includes loans to entities maintaining fair liquidity and acceptable financial conditions. The level of term debt is moderate, with adequate debt service capability. Earnings may be volatile, but borrowers in this category generally do not show a loss within the last three years. Primary debt service must be supported by identified secondary repayment sources or by guarantors with adequate and proven responsibility and capacity.

Grade 4 (Satisfactory Quality — Acceptable Risk — Tier Two) — This category includes loans to borrowers maintaining acceptable financial conditions; however may exhibit certain characteristics of leverage or asset dependency that reflect a greater level of risk than Tier One credits. This category may also include borrowers exhibiting explainable interim losses within the previous three years and/or industry characteristics that warrant frequent monitoring.

Grade 5 (Monitored Loans) — This category includes loans with trends or characteristics which, if continued, could result in impaired repayment ability. The borrower may exhibit a low degree of liquidity and relatively high leverage, erratic earnings history (including the possibility of a reported loss in the past four years), significant term debt and a nominal cushion for debt service capacity. Loans in this category may also include financing to start-up borrowers backed by experienced management and significant capital investment or established companies in distressed industry conditions.

Grade 6 (Other Assets Especially Mentioned) — This category includes loans which have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or a weakening of the Company’s credit position at some future date. Grade 6 loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Grade 7 (Substandard — Accruing) — This category includes loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, or loans with identified weaknesses but where there is sufficient collateral value and/or cash flow coverage. This category includes loans that: (1) may require a secondary source of repayment (liquidation of collateral or repayment by a guarantor), (2) lack current financial information or appraisals, and/or (3) have collateral deficiencies such that the Company would be in an unsecured position with an obligor not deserving unsecured credit. This category may also include borrowers with operating losses in recent periods.

Grade 8 (Substandard — Nonaccrual) — This category includes loans with the same basic characteristics as Grade 7 loans and also meet the Company’s criteria for nonaccrual status, but do not warrant a Grade 9 or Grade 10 classification.

Grade 9 (Doubtful/Exposure) — This category includes loans with all the Grade 7 or 8 characteristics but with weaknesses that make collection (or liquidation) highly questionable and improbable.

Grade 10 (Loss) — This category includes loans which are considered uncollectible, or of such little value that they should no longer be carried as an asset of the Company.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	June 30, 2014
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$3,759	$-	$-	$-	$289	$572	$4,620
Grade 2	11,832	-	-	-	-	-	11,832
Grade 3	155,279	24,602	22,411	12,383	67,734	2,061	284,470
Grade 4	466,695	105,465	244,038	172,794	34,774	1,860	1,025,626
Grade 5	53,646	9,250	6,529	2,842	224	54	72,545
Grade 6	11,009	145	2,599	-	-	124	13,877
Grade 7	1,546	1,270	1,210	30	412	42	4,510
Grade 8	5,827	170	608	560	1,312	104	8,581
Grade 9	542	-	-	-	-	-	542
	710,135	140,902	277,395	188,609	104,745	4,817	1,426,603

Purchased Credit Impaired	780	1,582	4,487	82	168	-	7,099
Total loans	$710,915	$142,484	$281,882	$188,691	$104,913	$4,817	$1,433,702

	December 31, 2013
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$2,657	$-	$-	$-	$292	$548	$3,497
Grade 2	7,750	-	-	-	-	50	7,800
Grade 3	161,581	26,548	37,750	12,058	71,264	3,785	312,986
Grade 4	474,831	118,070	213,946	124,972	32,735	1,653	966,207
Grade 5	10,970	10,631	8,752	2,323	149	248	33,073
Grade 6	11,790	-	569	-	-	107	12,466
Grade 7	3,471	57	502	31	418	49	4,528
Grade 8	6,106	-	816	587	1,328	6	8,843
Grade 9	1,239	-	-	-	-	1,278	2,517
	680,395	155,306	262,335	139,971	106,186	7,724	1,351,917

Purchased Credit Impaired	895	1,655	4,676	96	176	-	7,498

Total loans	$681,290	$156,961	$267,011	$140,067	$106,362	$7,724	$1,359,415

Troubled Debt Restructurings — The restructuring of a loan is considered a troubled debt restructuring if both the borrower is experiencing financial difficulties and the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Troubled debt restructurings identified during the periods indicated were as follows:

	Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2013
	(Dollars in thousands)

Commercial & industrial	3	$545	$542	5	$2,737	$2,776
Commercial real estate	-	-	-	1	2,562	2,562
Construction, land & land development	1	30	30	2	4,671	3,329
Other consumer	1	125	125	1	122	122
Total	5	$700	$697	9	$10,092	$8,789

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the six months ended June 30, 2014, the Company added $700 thousand in new troubled debt restructurings of which $697 thousand was still outstanding on June 30, 2014.

Restructured loans are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $1.7 million related to the $11.0 million of these loans at June 30, 2014.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - March 31, 2014	$9,478	$792	$2,716	$1,079	$723	$331	$15,119
Charge-offs	(50)	-	-	-	-	(4)	(54)
Recoveries	6	14	-	-	5	615	640
Provision	559	(15)	(107)	396	(104)	(729)	-
Balance - June 30, 2014	$9,993	$791	$2,609	$1,475	$624	$213	$15,705

For the Six Months
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(1,288)	-	-	-	-	(1,285)	(2,573)
Recoveries	55	14	1	-	8	616	694
Provision	1,030	(97)	392	372	(38)	(436)	1,223
Balance - June 30, 2014	$9,993	$791	$2,609	$1,475	$624	$213	$15,705

As of June 30, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,714	$789	$2,458	$1,457	$624	$110	$13,152
Individually evaluated for impairment	2,279	-	-	-	-	103	2,382
Purchased credit impaired	-	2	151	18	-	-	171
Total allowance for loan losses	$9,993	$791	$2,609	$1,475	$624	$213	$15,705

Loans receivable:
Collectively evaluated for impairment	$703,588	$140,732	$274,322	$186,855	$103,433	$4,550	$1,413,480
Individually evaluated for impairment	6,547	170	3,073	1,754	1,312	267	13,123
Purchased credit impaired	780	1,582	4,487	82	168	-	7,099
Total loans evaluated for impairment	$710,915	$142,484	$281,882	$188,691	$104,913	$4,817	$1,433,702

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2013	$9,109	$763	$2,380	$1,352	$492	$55	$14,151
Charge-offs	(916)	-	(333)	-	(186)	(54)	(1,489)
Recoveries	1,044	222	21	-	27	12	1,326
Provision	959	(111)	148	(249)	321	1,305	2,373
Balance - December 31, 2013	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361

Allowance for loan losses:
Collectively evaluated for impairment	$7,272	$872	$2,021	$1,082	$566	$39	$11,852
Individually evaluated for impairment	2,924	-	45	-	88	1,278	4,335
Purchased credit impaired	-	2	150	21	-	1	174
Total allowance for loan losses	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361

Loans receivable:
Collectively evaluated for impairment	$672,831	$155,306	$258,993	$138,220	$104,858	$6,277	$1,336,485
Individually evaluated for impairment	7,564	-	3,342	1,751	1,328	1,447	15,432
Purchased credit impaired	895	1,655	4,676	96	176	-	7,498
Total loans evaluated for impairment	$681,290	$156,961	$267,011	$140,067	$106,362	$7,724	$1,359,415

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - March 31, 2013	$9,039	$888	$2,722	$852	$551	$1,331	$15,383
Charge-offs	(899)	-	(333)	-	-	(2)	(1,234)
Recoveries	6	30	-	-	7	3	46
Provision	58	92	(157)	269	86	(2)	346
Balance - June 30, 2013	$8,204	$1,010	$2,232	$1,121	$644	$1,330	$14,541

For the Six Months
Balance - January 1, 2013	$9,109	$763	$2,380	$1,352	$492	$55	$14,151
Charge-offs	(899)	-	(333)	-	(186)	(50)	(1,468)
Recoveries	638	53	21	-	15	4	731
Provision	(644)	194	164	(231)	323	1,321	1,127
Balance - June 30, 2013	$8,204	$1,010	$2,232	$1,121	$644	$1,330	$14,541

As of June 30, 2013
Allowance for loan losses:
Collectively evaluated for impairment	$7,889	$890	$2,081	$1,099	$644	$51	$12,654
Individually evaluated for impairment	315	119	2	-	-	1,278	1,714
Purchased credit impaired	-	1	149	22	-	1	173
Total allowance for loan losses	$8,204	$1,010	$2,232	$1,121	$644	$1,330	$14,541

Loans receivable:
Collectively evaluated for impairment	$650,846	$134,914	$210,927	$126,816	$102,783	$6,207	$1,232,493
Individually evaluated for impairment	7,910	484	2,899	5,950	1,360	1,444	20,047
Purchased credit impaired	1,001	2,369	4,811	109	184	1	8,475
Total loans evaluated for impairment	$659,757	$137,767	$218,637	$132,875	$104,327	$7,652	$1,261,015

9. PREMISES AND EQUIPMENT

Premises and equipment as of dated indicated are summarized as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Land	$6,588	$6,588
Buildings and improvements	16,628	16,238
Furniture, fixtures and equipment	6,201	5,923
	29,417	28,749
Less accumulated depreciation	(8,091)	(7,384)
Total	$21,326	$21,365

Depreciation of premises and equipment totaled $371 thousand and $333 thousand for the three months ended June 30, 2014 and 2013, respectively, and $707 thousand and $674 thousand for the six months ended June 30, 2014 and 2013, respectively.

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At June 30, 2014 and December 31, 2013, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2013.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - January 1, 2013	$15,672	$1,230
Less amortization	-	(246)
Balance - December 31, 2013	$15,672	$984

Balance - January 1, 2014	$15,672	$984
Less amortization	-	(122)
Balance - June 30, 2014	$15,672	$862

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to eight years. The estimated future amortization expense for the core deposit intangibles remaining as of  the date indicated is as follows:

June 30, 2014
(Dollars in thousands)

2014	$124
2015	246
2016	246
2017	218
2018	28
Total	$862

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Three months or less	$85,682	$81,518
Over three through six months	76,406	67,817
Over six through twelve months	115,343	111,067
Over one through two years	58,828	44,866
Over two through three years	29,462	28,822
Over three through four years	70,502	37,335
Over four through five years	24,352	68,955
Over five years	-	-
Total	$460,575	$440,380

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $1.4 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.

The Company had $5.8 million and $14.8 million in brokered time deposits, at June 30, 2014 and December 31, 2013, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are no major concentrations of deposits with any one depositor.

12. OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Federal Home Loan Bank advances	$51,835	$46,858
Repurchase agreements	5,617	2,583
Total	$57,452	$49,441

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At June 30, 2014 and December 31, 2013, total borrowing capacity of $414.1 million and $301.0 million, respectively, was available under this arrangement and $51.8 million and $46.90 million, respectively, was outstanding with an average interest rate of 0.27% and 0.32%, respectively. At June 30, 2014 and December 31, 2013, all of the Company’s FHLB advances mature within one year. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At June 30, 2014 and December 31, 2013, $313.7 million and $288.6 million, respectively, were available under this arrangement and no borrowings were outstanding. The available capacity increased due to loan portfolio growth.

Securities Sold Under Agreements to Repurchase — Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At June 30, 2014 and December 31, 2013, the Company had securities sold under agreements to repurchase with banking customers of $5.6 million and $2.6 million, respectively.

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of June 30, 2014 and December 31, 2013, there were no federal funds purchased outstanding.

13. INCOME TAXES

Income tax expense was $2.6 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively, and $4.6 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rate was 35.9% and 35.4% for the three months ended June 30, 2014 and 2013, respectively, and 36.0% and 35.8% for the six months ended June 30, 2014 and 2013, respectively.

14. EMPLOYEE BENEFITS

Stock Option Plan — The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), was approved by the Company’s Board of Directors on June 30, 2010. The 2010 Option Plan permits the grants of up to 2,239,906 options. The non-qualified stock options are in the form of time-based options and performance options. The options may be granted to a director, officer or employee of the Company. The 2010 Option Plan is administered by the Compensation Committee of the Board of Directors, who establish at the time of the grant, the allocation of options between time-based and performance, the period over which the time-based options vest, the form of payment upon exercise and the exercise price of the awards.

Typically time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  At June 30, 2014 there were 427,517 time based options and 1,680,490 performance options outstanding uner the 2010 Option Plan.

The Company has two additional stock options plans, which are frozen to further issuance.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At June 30, 2014 and December 31, 2013 there were 367,500 options outstanding under the 2006 Option Plan.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At June 30, 2014 and December 31, 2013, respectively, there were 297,278 and 306,444 options outstanding under the Redstone Option Plan.

The Company’s performance-based options will vest only upon the occurrence of a liquidity event. The numbers of options to be vested will be determined based on the achievement of specified performance and market metrics. At June 30, 2014 there were 1,680,490 performance based options outstanding under the 2010 Option Plan.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provides for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the book value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. As of June 30, 2014, there were 144,000 units outstanding and 56,000 units available under the SAR Plan.

The Company has elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by FASB ASC 718, Compensation — Stock Compensation.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended June 30, 2014 and 2013, were $194 thousand and $174 thousand, respectively, for the six months ended June 30, 2014 and 2013, were $381 thousand and $341 thousand, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank advances and operating leases as of the date indicated are as follows:

	June 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certficates and other time deposits	$344,754	$113,414	$119,833	$-	$578,001
Federal Home Loan Bank advances	51,848	-	-	-	51,848
Operating leases	1,126	1,732	1,092	2,330	6,280
Total	$397,728	$115,146	$120,925	$2,330	$636,129

Payments for Federal Home Loan Bank advances include interest of $13 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases — A summary of the Company’s noncancelable future operating lease commitments as of the date indicated was as follows:

June 30, 2014
(Dollars in thousands)

2014	$633
2015	918
2016	870
2017	802
2018	525
Thereafter	2,532
Total	$6,280

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $328 thousand and $353 thousand for the three months ended June 30, 2014 and 2013, respectively, and were $657 thousand and $706 thousand for the six months ended June 30, 2014 and 2013, respectively.  Following the completion of the SharePlus acquisition, the Company expects  an increase in operating lease commitments and rent expense due to the addition of three leased branch locations.

Litigation — The Company from time to time is involved in routine litigation arising from the normal course of business. Management does not believe that there are any pending or threatened proceedings against the Company which, upon resolution, would have a material effect on the consolidated financial statements.

Financial Instruments with Off-Balance Sheet Risk — In the normal course of business, the Company is a party to various financial instruments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

The following is a summary of the various financial instruments outstanding as of the date set forth:

	June 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$100,489	$131,988	$83,867	$56,880	$373,224
Standby letters of credit	12,237	887	7	-	13,131
Total	$112,726	$132,875	$83,874	$56,880	$386,355

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company, upon extension of credit, is based on management’s credit evaluation of the customer.

Standby and commercial letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event of nonperformance by the customer, the Company has rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and marketable securities. The credit risk to the Company in issuing letters of credit is essentially the same as that involved in extending loan facilities to its customers.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Due to the nature of the offset in values between customer and correspondent swaps, the Company did not recognize any changes in the net fair value of the derivative instruments during the three or six months ended June 30, 2014 or 2013. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the derivative instruments outstanding as of the dates set forth:

	June 30, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$31,891	4.87% - 6.02%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.9 years	$493

Correspondent interest rate swap:
receive fixed/pay floating	$31,891	4.87% - 6.02%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.9 years	$(519)

	December 31, 2013
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$30,145	4.87% - 6.02%	LIBOR 1 month + 3.75% - 4.50%	Wtd. Avg. 3.1 years	$433

Correspondent interest rate swap:
receive fixed/pay floating	$30,145	4.87% - 6.02%	LIBOR 1 month + 3.75% - 4.50%	Wtd. Avg. 3.1 years	$(456)

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	June 30, 2014
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$31,891	$493
Liabilities	-	-
	$31,891	$493

Correspondent interest rate swaps (financial institution counterparty):
Assets	$31,891	$(519)
Liabilities	-	-
	$31,891	$(519)

	December 31, 2013
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$28,190	$437
Liabilities	1,955	(4)
	$30,145	$433

Correspondent interest rate swaps (financial institution counterparty):
Assets	$28,190	$(460)
Liabilities	1,955	4
	$30,145	$(456)

17. REGULATORY MATTERS

Capital Requirements — The Company is subject to various regulatory capital requirements administered by federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on its financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amount and classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators.

To meet the capital adequacy requirements, Green Bancorp and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2014 and December 31, 2013, that Green Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$199,034	12.6%	$126,267	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	183,158	11.6	63,134	4.0	N/A	N/A
Tier I capital (to average assets)	183,158	10.4	70,336	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$194,062	12.3%	$126,110	8.0%	$157,637	10.0%
Tier 1 capital (to risk weighted assets)	178,186	11.3	63,055	4.0	94,582	6.0
Tier I capital (to average assets)	178,186	10.2	70,246	4.0	87,807	5.0

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$190,229	12.5%	$121,719	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	173,680	11.4	60,859	4.0	N/A	N/A
Tier I capital (to average assets)	173,680	10.3	67,196	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$184,908	12.2%	$121,619	8.0%	$152,023	10.0%
Tier 1 capital (to risk weighted assets)	168,359	11.1	60,809	4.0	91,214	6.0
Tier I capital (to average assets)	168,359	10.0	67,021	4.0	83,776	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. FASB ASC 820 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value as follows:

Level 1 — Inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 — Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

Level 3 — Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes certain interest-only strip securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets and loans held for sale.

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$25,079	$173,443	$-	$198,522
Customer interest rate swaps	-	493	-	493

Financial Liabilities:
Correspondent interest rate swaps	$-	$519	$-	$519

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$15,000	$183,237	$-	$198,237
Customer interest rate swaps	-	433	-	433

Financial Liabilities:
Correspondent interest rate swaps	$-	$456	$-	$456

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Assets measured on a nonrecurring basis include impaired loans, real estate acquired by foreclosure and other repossessed assets.

A loan is defined as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, according to the contractual terms of the loan agreement.  The allowance for loan losses related to impaired loans is determined based on the difference between the carrying value of the impaired loan and its fair value.  The fair value of impaired loans is determined based on the fair value of the collateral if repayment is expected solely from the collateral.  Fair value of the loan’s collateral is determined by appraisals and third party estimates for real estate collateral and by appraisals or independent valuations for non-real estate collateral such as inventory, accounts receivable, equipment or other business assets.  The fair value of real estate acquired by foreclosure is measured using appraisals and third party estimates.  These values may be adjusted based on current information available to management, therefore the values are considered Level 3 inputs within the fair value hierarchy.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	June 30, 2014
	Level 3	Total	Losses for the Six Months Ended June 30, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$6,731	$6,731	$602
Other real estate owned	3,043	3,043	141

	June 30, 2013
	Level 3	Total	Losses for the Six Months Ended June 30, 2013
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$3,071	$3,071	$1,074
Other real estate owned	1,961	1,961	333

The estimated fair values of financial instruments were determined by management as of June 30, 2014 and December 31, 2013, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments — The carrying amount is a reasonable estimate of fair value.

Securities — Securities are valued based on quoted prices in an active market when available. These securities are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows or Level 2 of the valuation hierarchy.

Loans Held for Sale — The fair value of consumer residential mortgages held-for-sale is based on commitments from investors or prevailing market prices.

Loans Held for Investment — The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Real Estate Acquired by Foreclosure — Real estate acquired by foreclosure is adjusted to fair value less estimated costs to sell at the time of foreclosure. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is generally based upon market prices or appraised values of the property, and accordingly, the Company classifies real estate acquired by foreclosure as Level 3.

Deposit Liabilities — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Other Borrowed Funds — The carrying amount of securities sold under agreements to repurchase is a reasonable estimate of fair value because these borrowings reprice at market rates generally daily. The fair value of long term FHLB advances is estimated using the rates currently offered for advances of similar remaining maturities.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Off-Balance Sheet Financial Instruments — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. These amounts were not significant at the reporting dates. The fair value of interest rate swaps is derived from pricing models based on past, present and projected future market conditions, quoted market prices of instruments with similar characteristics or discounted cash flows, classified in Level 2 of the fair value hierarchy.

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$68,329	$68,329	$-	$-	$68,329
Available-for-sale securities	198,522	25,079	173,443	-	198,522
Held-to-maturity securities	54,686	-	54,767	-	54,767
Other securities	8,865	8,865	-	-	8,865
Loans held for investment	1,433,702	-	-	1,432,774	1,432,774
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$1,768,967	$102,273	$228,210	$1,437,637	$1,768,120

Financial Liabilities:
Deposits	$1,534,572	$-	$1,540,083	$-	$1,540,083
Securities sold under agreements to repurchase	5,617	-	5,617	-	5,617
Other borrowed funds	51,835	-	51,844	-	51,844
Total	$1,592,024	$-	$1,597,544	$-	$1,597,544

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$34,757	$34,757	$-	$-	$34,757
Available-for-sale securities	198,237	15,000	183,237	-	198,237
Held-to-maturity securities	57,278	-	56,588	-	56,588
Other securities	7,730	7,730	-	-	7,730
Loans held for investment	1,359,415	-	-	1,342,269	1,342,269
Real estate acquired by foreclosure	6,690	-	-	6,690	6,690
Total	$1,664,107	$57,487	$239,825	$1,348,959	$1,646,271

Financial Liabilities:
Deposits	$1,534,572	$-	$1,452,900	$-	$1,452,900
Securities sold under agreements to repurchase	5,617	-	2,583		2,583
Other borrowed funds	51,835	-	46,895		46,895
Total	$1,592,024	$-	$1,502,378	$-	$1,502,378

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19. SUBSEQUENT EVENTS

During August 2014, the Company completed an initial public offering issuing 5,390,625 shares of Common Stock, $0.01 par value, at $15.00 per share for gross proceeds of $80.9 million.  Net proceeds after underwriting discounts and expenses were $72.6 million.  The Company will contribute $67.5 million in capital to the Bank.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Registration Statement on Form S-1 declared effective on August 7, 2014.

Except where the context otherwise requires or where otherwise indicated, in this report the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our banking subsidiary, Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A.  In this report we refer to the Houston–Sugar Land–Baytown, Dallas–Fort Worth–Arlington and Austin-Round Rock metropolitan statistical areas as the Houston, Dallas and Austin MSAs, respectively.

Overview

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twelve full service branches in the Houston, Dallas and Austin MSAs. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers.

We generate the majority of our revenues from interest income on loans, customer service and loan fees and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is our largest source of revenue. To evaluate net interest income, we measure and monitor (1) yields on our loans and other interest-earning assets, (2) the costs of our deposits and other funding sources, (3) our net interest spread, (4) our net interest margin and (5) our provision for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Total assets were $1.8 billion as of June 30, 2014 compared with $1.7 billion as of December 31, 2013, an increase of $104.7 million or 6.1%. Total deposits were $ 1.5 billion as of June 30, 2014 compared with $1.4 billion  as of December 31, 2013, an increase of $87.2 million or 6%. Total loans were $1.4 billion at June 30, 2014, an increase of $74.3 million or 5.5% compared with December 31, 2013. At June 30, 2014 and December 31, 2013,  we had $9.1 million and $11.4 million, respectively, in non-accrual loans and our allowance for loan losses was $15.7 million and $16.4 million, respectively. Shareholders’ equity was $208.8 million and $199.2 million at June 30, 2014 and December 31, 2013, respectively. The increases are primarily due to execution of our organic growth strategy.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Registration Statement filed on Form S-1. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

Loans held for investment—Loans held for investment are stated at the principal amount outstanding, net of the unearned discount and deferred loan fees or costs. Interest income for loans is recognized principally by the simple interest method.

Acquired loans are recorded at fair value as of the date of acquisition. Determining the fair value of the acquired loans involves estimating the amount and timing of future expected cash flows and discounting those cash flows at a market rate of interest. The excess of cash flows expected at acquisition over the estimated fair value is considered the accretable discount and is recognized in interest income over the remaining life of the loan on a level yield basis.

Acquired loans with evidence of credit deterioration and the probability that all contractually required payments will not be collected as of the date of acquisition are accounted for in accordance with ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected is considered the non-accretable discount. The non-accretable discount represents the future credit losses expected to be incurred over the life of the loan. Subsequent increases in the expected cash flows will result in a recovery of any previously recorded allowance for loan losses and a reclassification from non-accretable discount to accretable discount.

Allowance for loan losses—The allowance for loan losses is maintained at a level that management estimates to be appropriate to absorb probable credit losses in the portfolio as of the balance sheet date.  This estimate involves numerous assumptions and judgments.  Management utilizes a calculation methodology that includes both quantitative and qualitative factors and applies judgment when establishing the factors utilized in the methodology and in assessing the overall adequacy of the calculated results.

The allowance for loan losses is a valuation allowance for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery. Our allowance for loan losses consists of two components including a general component based upon probable but unidentified losses inherent in the portfolio and a specific component on individual loans that are considered impaired.

The general component of the allowance for loan losses related to probable but unidentified losses inherent in the portfolio is based on various factors including our historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The other qualitative factors considered may include changes in lending policies and procedures, changes in the experience and ability of lending and credit staff and management, changes in the quality of the loan review system and other factors.

The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating, or other conditions beyond our control.

Throughout the year, management estimates the probable level of losses to determine whether the allowance for loan losses is adequate to absorb inherent losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb inherent losses.  If economic conditions or borrower behavior deviate substantially from the assumptions utilized in the allowance calculation, increases in the allowance may be required.

Estimates of loan losses involve an exercise of judgment. While it is reasonably possible that in the near term we may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

Goodwill and other intangibles—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs indicating that it is more likely than not that the fair value of the Company, which is our only reporting unit, is below the carrying value of its equity. We completed our annual impairment analysis of goodwill as of December 31, 2013, and based on this analysis, we do not believe any of our goodwill is impaired as of such date because the fair value of our equity substantially exceeded its carrying value. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of our impairment analysis, we use a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

Core deposit intangibles are amortized on an accelerated basis over the years expected to be benefited, which we estimate to be approximately six to eight years.

Emerging Growth Company—Pursuant to the JOBS Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. We have elected to opt in to such standards, which election is irrevocable.

We will likely take advantage of some of the reduced regulatory and reporting requirements that are available to us so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recent Acquisitions

On May 5, 2014 we entered into a definitive agreement to acquire SP Bancorp, Inc. and its subsidiary SharePlus Bank (together, “SharePlus”), a Texas chartered state bank headquartered in the Dallas MSA for aggregate cash consideration of $46.2 million, subject to adjustment.  SharePlus operates as a full-service commercial bank, providing services that include the acceptance of checking and saving deposits and the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. SharePlus’ business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans and securities. As of June 30, 2014 SharePlus had four branches (three in the Dallas MSA and one in Kentucky), $33.4 million in stockholders’ equity, $335.1 million in assets, $269.0 million in deposits and $250.2 million in loans, and $193.4 million, or 77.3% of its total loan portfolio was comprised of residential and commercial real estate loans.  We have received the requisite regulatory approvals and subject to the satisfaction of certain conditions, including receipt of SharePlus shareholder approval, the acquisition is expected to close before the end of 2014.  Upon completion of the SharePlus acquisition, five portfolio bankers will be added to the Dallas MSA.

Results of Operations

Net income available to common shareholders was $4.7 million ($0.22 per common share on a diluted basis) for the quarter ended June 30, 2014 compared with $3.3 million for the quarter ended June 30, 2013, an increase in net income of $1.3 million or 40.1%.  We experienced returns on average common equity of 9.12% and 6.98%, returns on average assets of 1.05% and 0.79% and efficiency ratios of 61.0% and 64.7% for the quarters ended June 30, 2014 and 2013, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The improvement in the efficiency ratio was primarily due to increased net interest income and noninterest income.

For the six months ended June 30, 2014 net income available to common shareholders was $8.2 million ($0.39 per common share on a diluted basis) for the six months ended June 30, 2014 compared with $6.0 million for the same period in 2013, an increase in net income of $2.2 million or 36.4%  We experienced returns on average common equity of 8.10% and 6.34%, returns on average assets of 0.94% and 0.72% and efficiency ratios of 61.2% and 65.1% for the six months ended June 30, 2014 and 2013, respectively. The improvement in the efficiency ratio was primarily due to increased net interest income and noninterest income.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Three months ended June 30, 2014 compared with three months ended June 30, 2013. Net interest income before the provision for loan losses for the three months ended June 30, 2014 was $16.7 million compared with $14.1 million for the three months ended June 30, 2013, an increase of $2.6 million or 18.7%. The increase in net interest income was primarily due to the increase in average loans outstanding of $170 thousand, or 13.6%, an 11 basis point decrease in the cost of interest-bearing deposits and the $116 thousand decrease in interest expense on other borrowed funds resulting from the pay-down of term borrowings. The increase in average loans outstanding was due to the marketing activity of our portfolio bankers within our target markets. Interest income was $19.1 million for the three months ended June 30, 2014, an increase of $2.1 million compared with the three months ended June 30, 2013. Interest income on loans was $18.0 million for the three months ended June 30, 2014, an increase of $2.0 million or 12.2% compared with the three months ended June 30, 2013 due to the increase in average loans outstanding, slightly offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $1.0 million for the three months ended June 30, 2014, an increase of $245 thousand compared with the three months ended June 30, 2013 due to a 31 basis point increase in the average yield on the securities portfolio and an increase in the average securities portfolio of $14.6 million. Average interest-bearing liabilities increased $16.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and average rate on interest-bearing liabilities decreased from 0.94% to 0.77% for the same time period resulting in an overall decrease in interest expense of $484 thousand. During the three months ended June 30, 2014, average noninterest-bearing deposits increased $55.3 million from $262.8 million during the three months ended June 30, 2013 to $318.1 million for the three months ended June 30, 2014. Total cost of funds, including noninterest-bearing deposits decreased 16 basis points to 0.62% for the three months ended June 30, 2014 compared to 0.78% for the same period in 2013.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended June 30, 2014 was 3.87%, an increase of 44 basis points compared with 3.43% for the same period in 2013.

Six months ended June 30, 2014 compared with six months ended June 30, 2013. Net interest income before the provision for loan losses for the six months ended June 30, 2014 was $32.4 million compared with $27.4 million for the six months ended June 30, 2013, an increase of $5.0 million or 18.3%. The increase in net interest income was primarily due to the increase in average loans outstanding of $181.7 million, or 15.0%, a decrease in the cost of interest-bearing deposits of 11 basis points and the decrease in the cost of other borrowings resulting from the pay-down of term borrowings, partially offset by a 15 basis point decrease in the average yield on the loan portfolio. The increase in average loans outstanding was due to continued loan generation within our target markets.

Interest income was $37.2 million for the six months ended June 30, 2014, an increase of $4.0 million compared with the six months ended June 30, 2013. Interest income on loans was $35.0 million for the six months ended June 30, 2014, an increase of $3.6 million or 11.7% compared with the six months ended June 30, 2013 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $2.1 million for the six months ended June 30, 2014, an increase of $516 thousand compared with the six months ended June 30, 2013 due to a 32 basis point increase in the average yield on the securities portfolio and an increase in the average securities portfolio of $16.8 million. Average interest-bearing liabilities increased $18.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 and average rate on interest-bearing liabilities decreased from 0.96% to 0.78% for the same time period resulting in an overall decrease in interest expense of $1.0 million. During the six months ended June 30, 2014, average noninterest-bearing deposits increased $45.8 million from $251.2 million during the same period in 2013 to $296.9 million for the six months ended June 30, 2014. Total cost of funds decreased 18 basis points to 0.78% for the six months ended June 30, 2014 compared to 0.96% for the same period in 2013.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the six months ended June 30, 2014 was 3.84%, an increase of 45 basis points compared with 3.39% for the same period in 2013.

The following tables present, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,416,665	$17,986	5.09%	$1,246,915	$16,025	5.15%
Securities	256,584	1,024	1.60	241,961	779	1.29
Other investments	8,861	81	3.67	6,398	78	4.89
Federal funds sold	761	-	-	1,555	-	-
Interest earning deposits in financial institutions	46,730	32	0.27	150,317	97	0.26
Total interest-earning assets	1,729,601	19,123	4.43%	1,647,146	16,979	4.13%

Allowance for loan losses	(15,531)			(15,356)
Noninterest-earning assets	69,897			66,385
Total assets	$1,783,967			$1,698,175

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$613,561	$621	0.41%	$644,654	$776	0.48%
Certificates and other time deposits	582,354	1,760	1.21	575,145	1,975	1.38
Securities sold under agreements to repurchase	6,696	3	0.18	3,451	1	0.12
Other borrowed funds	51,565	33	0.26	14,820	149	4.03
Total interest-bearing liabilities	1,254,176	2,417	0.77%	1,238,070	2,901	0.94%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	318,056			262,758
Other liabilities	6,168			5,553
Total liabilities	1,578,400			1,506,381
Shareholders’ equity	205,567			191,794
Total liabilities and shareholders’ equity	$1,783,967			$1,698,175

Net interest rate spread			3.66%			3.19%
Net interest income and margin(1)		$16,706	3.87%		$14,078	3.43%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,395,565	$34,962	5.05%	$1,213,905	$31,313	5.20%
Securities	255,816	2,053	1.62	238,969	1,537	1.30
Other investments	8,940	159	3.59	6,371	156	4.94
Federal funds sold	679	-	-	1,170	-	-
Interest earning deposits in financial institutions	41,703	56	0.27	167,299	218	0.26
Total interest-earning assets	1,702,703	37,230	4.41%	1,627,714	33,224	4.12%

Allowance for loan losses	(16,158)			(14,963)
Noninterest-earning assets	69,856			66,211
Total assets	$1,756,401			$1,678,962

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$608,634	$1,198	0.40%	$657,958	$1,793	0.55%
Certificates and other time deposits	577,399	3,570	1.25	556,591	3,761	1.36
Securities sold under agreements to repurchase	6,467	5	0.16	2,815	2	0.14
Other borrowed funds	57,916	75	0.26	14,885	299	4.05
Total interest-bearing liabilities	1,250,416	4,848	0.78%	1,232,249	5,855	0.96%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	296,937			251,175
Other liabilities	5,743			5,080
Total liabilities	1,553,096			1,488,504
Shareholders’ equity	203,305			190,458
Total liabilities and shareholders’ equity	$1,756,401			$1,678,962

Net interest rate spread			3.63%			3.16%
Net interest income and margin(1)		$32,382	3.84%		$27,369	3.39%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$2,182	$(221)	$1,961	$4,686	$(1,037)	$3,649
Securities	47	198	245	108	408	516
Other investments	30	(27)	3	63	(60)	3
Federal funds sold	-	-	-	-	-	-
Interest-earning deposits in financial institutions	(67)	2	(65)	(164)	2	(162)
Total increase (decrease) in interest income	2,192	(48)	2,144	4,693	(687)	4,006

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$(37)	$(118)	$(155)	$(134)	$(461)	$(595)
Certificates and other time deposits	25	(240)	(215)	141	(332)	(191)
Securities sold under agreements to repurchase	1	1	2	3	-	3
Other borrowings	369	(485)	(116)	864	(1,088)	(224)
Total increase (decrease) in interest expense	358	(842)	(484)	874	(1,881)	(1,007)
Increase (decrease) in net interest income	$1,834	$794	$2,628	$3,819	$1,194	$5,013

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2014 was $15.7 million, representing 1.10% of total loans as of such date.

We recorded no provision for loan losses for the three months ended June 30, 2014 compared with $346 thousand for the same period in 2013. This decrease was due to recoveries and minimal loan losses during the period. Net recoveries for the three months ended June 30, 2014 were $586 thousand compared with net charge-offs of $1.2 million for the three months ended June 30, 2013. This decrease reflected a decrease in gross charge-offs from $1.2 million to $54 thousand for the three months ended June 30, 2013 and 2014, respectively, and an increase in recoveries from $46 thousand to $640 thousand for the three months ended June 30, 2013 and 2014, respectively.  This increase was primarily due to the $614 thousand recovery related to one relationship which was charged-off during the three month period ended March 31, 2014.

The provision for loan losses for the six months ended June 30, 2014 million was $1.2 million compared with $1.1 million for the same period in 2013. Net charge-offs for the six months ended June 30, 2014 were $1.9 million compared with $737 thousand for the six months ended June 30, 2013. This increase reflected an increase in gross charge-offs from $1.5 million to $2.6 million for the six months ended June 30, 2013 and 2014, respectively, and a decrease in recoveries from $731 thousand to $694 thousand for the three months ended June 30, 2013 and 2014, respectively. The gross charge offs recorded during 2014 are principally related to one relationship which was fully reserved at December 31, 2013 comprised of a $1.2 million commercial and industrial loan and two consumer loans totaling $1.3 million. The gross recoveries recoded during 2014 are also principally related to the same relationship which accounted for $614 thousand of the $694 thousand in gross recoveries for the period.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended June 30, 2014, noninterest income totaled $2.0 million, an increase of $453 thousand or 29.7% compared with the three months ended June 30, 2013. This increase was primarily due to the $258 thousand or 48.2% increase in gain on sale of the guaranteed portion of certain loans and the $184 thousand or 40.9% increase in customer service fees primarily related to bankruptcy trustee and commercial account treasury management service charges.

For the six months ended June 30, 2014, noninterest income totaled $3.6 million, an increase of $1.0 million or 38.3% compared with the six months ended June 30, 2013. This increase was primarily due to increased gains on sale of the guaranteed portion of certain loans, an increase in loan fees principally resulting from prepayment fees and an increase in customer service fees principally resulting from bankruptcy trustee and commercial account service charges.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Customer service fees	$634	$450	$1,165	$880
Loan fees	462	327	1,012	636
Gain on sale of guaranteed portion of loans	793	535	1,223	792
Other	89	213	185	285
Total noninterest income	$1,978	$1,525	$3,585	$2,593

Noninterest Expense

For the three months ended June 30, 2014, noninterest expense totaled $11.4 million, an increase of $1.3 million or 12.9% compared with the three months ended June 30, 2013. This increase was primarily due to a $916 thousand increase in professional expenses related to M&A activities, a $635 thousand increase in salaries and employee benefits resulting primarily from increased staffing level, somewhat offset by the recovery of other losses in the amount of $360 thousand.

For the six months ended June 30, 2014, noninterest expense totaled $22.0 million, an increase of $2.5 million or 12.7% compared with the six months ended June 30, 2013. This increase was primarily due to an increase of $1.3 million or 10.5% in salaries and employee benefits resulting from increased staffing level and increased compensation due to our portfolio banker compensation program and general merit compensation increases and an increase of $933 thousand in professional expenses related to M&A activities.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Salaries and employee benefits (1)	$7,149	$6,514	$14,080	$12,744
Non-staff expenses:
Occupancy	1,172	1,178	2,305	2,310
Professional and regulatory fees	1,767	851	2,547	1,614
Data processing	389	359	777	719
Software license and maintenance	341	232	656	429
Marketing	196	131	368	262
Loan related	85	132	202	227
Real estate acquired by foreclosure	62	(9)	231	(72)
Other	235	703	827	1,273
Total noninterest expense	$11,396	$10,091	$21,993	$19,506

(1)

Total salaries and employee benefits include stock based compensation expense of  $66 thousand and $91 thousand for the three months ended June 30, 2014 and 2013, respectively, and $115 thousand and $175 thousand for the six months ended June 30, 2014 and 2013, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 61.0% for the three months ended June 30, 2014, compared with 64.7% for the three months ended June 30, 2013. The decrease was primarily due to increased net interest income and noninterest income. Our efficiency ratio was 61.2%  and  65.1% for the six months ended June 30, 2014 and 2013, respectively.

Income Taxes

Income tax expense increased $784 thousand, or 42.8% to $2.6 million for the three months ended June 30, 2014, compared with $1.8 million for the same period in 2013. For the six months ended June 30, 2014, income tax expense was $4.6 million, an increase of $1.3 million or 37.2%, compared with $3.3 million for the same period in 2013.  The increases  were primarily attributable to higher pre-tax net earnings for the three and six months ended June 30, 2014 compared with the same period in 2013. The effective income tax rate for the three months ended June 30, 2014 and 2013 was 36% and 35%, respectively. The effective income tax rate for the six months ended June 30, 2014 and 2013 was 36%.

Financial Condition

Loan Portfolio

At June 30, 2014, total loans were $1.4 billion, an increase of $74.3 million or 5.5% compared with December 31, 2013. This increase was primarily due to the execution of our growth strategy and the continued strength of our target markets. None of our loans were classified as held for sale at June 30, 2014.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial:
Commercial & industrial	$710,915	49.6%	$681,290	50.1%
Owner occupied commercial real estate	142,484	9.9	156,961	11.6
Commercial real estate	281,882	19.7	267,011	19.6
Construction, land & land development	188,691	13.2	140,067	10.3
Total commercial	1,323,972	92.4	1,245,329	91.6

Consumer:
Residential mortgage	104,913	7.3	106,362	7.8
Other consumer	4,817	0.3	7,724	0.6
Total consumer	109,730	7.6	114,086	8.4
Total loans held for investment	$1,433,702	100.0%	$1,359,415	100.0%

Total loans held for sale	$-	-	$-	-

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $13.7 million in nonperforming loans at June 30, 2014, compared with $16.7 million at December 31, 2013. The ratio of nonperforming loan to total loans was 0.96% at June 30, 2014 compared with 1.23% at December 31, 2013.

We generally place a loan on nonaccrual status and cease accruing interest when a loan displays problems that may jeopardize full and timely collection of principal and/or interest, evidenced by one or more of the following: (i) full payment of principal and interest becomes questionable; (ii) the loan becomes 90 days past due as to principal or interest; (iii) the loan is graded as doubtful; (iv) the borrower files bankruptcy and does not reaffirm its indebtedness to us; or (v) foreclosure proceedings are initiated against collateral property. An exception to this is if the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

The following table presents information regarding nonperforming loans at the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Nonaccrual loans	$2,141	$1,496
Accruing loans 90 or more days past due	604	1,316
Restructured loans—nonaccrual	6,983	9,864
Restructured loans—accrual	3,999	4,072
Total nonperforming loans	$13,727	$16,748

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2014 was $15.7 million, representing 1.10% of total loans, compared with $16.4 million, or 1.20% of total loans, at December 31, 2013. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Average loans outstanding (1)	$1,395,565	$1,213,905
Total loans outstanding at end of period (1)	1,433,702	1,261,015
Allowance for loan losses at beginning of period	16,361	14,151
Provision for loan losses	1,223	1,127
Charge-offs:
Commercial and industrial	(1,288)	(899)
Commercial real estate	-	(333)
Residential mortgage	-	(186)
Other consumer	(1,285)	(50)
Total charge-offs	(2,573)	(1,468)
Recoveries:
Commercial and industrial	55	638
Owner occupied commercial real estate	14	53
Commercial real estate	1	21
Residential mortgage	8	15
Other consumer	616	4
Total recoveries	694	731
Net recoveries (charge-offs)	(1,879)	(737)
Allowance for loan losses at end of period	$15,705	$14,541

Ratio of allowance to end of period loans	1.10%	1.15%
Ratio of net charge-offs to average loans	0.13%	0.06%

(1)	Excluding loans held for sale

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2014, the carrying amount of investment securities totaled $253.2 million, a decrease of $2.3 million or 0.9% compared with $255.5 million at December 31, 2013. At June 30, 2014, securities represented 14.0% of total assets compared with 15.0% at December 31, 2013.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$55,178	$64	$(51)	$55,191
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	111,162	2,177	(315)	113,024
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	30,532	83	(308)	30,307
Total	$196,872	$2,324	$(674)	$198,522

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$17,260	$498	$(283)	$17,475
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	37,426	149	(283)	37,292
Total	$54,686	$647	$(566)	$54,767

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$45,168	$38	$(95)	$45,111
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	121,042	1,282	(934)	121,390
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,223	42	(529)	31,736
Total	$198,433	$1,362	$(1,558)	$198,237

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,788	$409	$(528)	$16,669
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,490	135	(706)	39,919
Total	$57,278	$544	$(1,234)	$56,588

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer and whether it is more likely than not that we will be required to sell the security before a recovery in value. The assessment of whether an other than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Securities within the available for sale portfolio may be used as part of our asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2014, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of June 30, 2014, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first six months of 2014 or the 2013 fiscal year.

Deposits

Total deposits at June 30, 2014 were $1.5 billion, an increase of $87.2 million, or 6.0%, compared to $1.4 billion at December 31, 2013, due primarily to an increase in noninterest bearing demand deposits of $60.4 million, and an increase in money market accounts of $24.9 million. Noninterest bearing deposits at June 30, 2014 were $342.6 million compared with $282.2 million at December 31, 2013, an increase of $60.4 million or 21.4%. Interest bearing deposits at March  31, 2014 were $1.2 billion an increase of $26.8 million or 2.3% compared with December 31, 2013.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing demand deposits	$75,916	0.23%	$69,282	0.24%
Money market and savings deposits	532,718	0.42	588,676	0.59
Certificates and other time deposits	577,399	1.25	556,591	1.36
Total interest-bearing deposits	$1,186,033	0.81	$1,214,549	0.92
Noninterest-bearing deposits	296,937	-	251,175	-
Total deposits	$1,482,970	0.65%	$1,465,724	0.76%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Federal Home Loan Bank advances	$51,835	$46,858
Repurchase agreements	5,617	2,583
Total	$57,452	$49,441

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows us to borrow on a collateralized basis. At June 30, 2014 and December 31, 2013, total borrowing capacity of $414.1 million and $301.0 million, respectively, was available under this arrangement and $51.8 million and $46.9 million, respectively, was outstanding with an average interest rate of 0.27% and 0.32%, respectively. At June 30, 2014 and December 31, 2013, all of our FHLB advances mature within one year. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At June 30, 2014 and December 31, 2013, we had securities sold under agreements to repurchase with banking customers of $5.6 million and $2.6 million, respectively.

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At June 30, 2014 and December 31, 2013, $313.7 million, $288.6 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of June 30, 2014 and December 31, 2013, there were no federal funds purchased outstanding.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the six months ended June 30, 2014 and the 2013 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of June 30, 2014, we had outstanding $373.2 million in commitments to extend credit and $13.1 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of June 30, 2014, we had cash and cash equivalents of $68.3 million, an increase of $33.6 million compared with $34.8 million as of December 31, 2013.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2014 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our FHLB advances and noncancelable future operating leases. Payments for FHLB advances include interest of $13 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	June 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certficates and other time deposits	$344,754	$113,414	$119,833	$-	$578,001
Federal Home Loan Bank advances	51,848	-	-	-	51,848
Operating leases	1,126	1,732	1,092	2,330	6,280
Total	$397,728	$115,146	$120,925	$2,330	$636,129

Off Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	June 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$100,489	$131,988	$83,867	$56,880	$373,224
Standby letters of credit	12,237	887	7	-	13,131
Total	$112,726	$132,875	$83,874	$56,880	$386,355

Capital Resources

Total shareholders’ equity was $208.8 million at June 30, 2014, an increase of $9.6 million or 4.8% compared with $199.2 million at December 31, 2013. The increase was the result of retained earnings of $8.2 million for the six month period and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings of $1.2 million.
The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of June 30, 2014 to the minimum and well capitalized regulatory standards:

	June 30, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$199,034	12.6%	$126,267	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	183,158	11.6	63,134	4.0	N/A	N/A
Tier I capital (to average assets)	183,158	10.4	70,336	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$194,062	12.3%	$126,110	8.0%	$157,637	10.0%
Tier 1 capital (to risk weighted assets)	178,186	11.3	63,055	4.0	94,582	6.0
Tier I capital (to average assets)	178,186	10.2	70,246	4.0	87,807	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability and funds management policies approved by the Company’s board of directors.

The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net income and the balance sheet, respectively.  See the Company’s Registration Statement on Form S-1 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Market Risk” which was declared effective on August 7, 2014.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company and the Bank are from time to time subject to claims and litigation arising in the ordinary course of business.  At this time, in the opinion of management, the likelihood is remote that the impact of such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated results of operations, financial condition or cash flows.  However, one or more unfavorable outcomes in any claim or litigation against us could have a material adverse effect for the period in which they are resolved.  In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Registration Statement on Form S-1 declared effective on August 7, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202

*Filed with this Quarterly Report on Form 10-Q

**Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: September 19, 2014	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: September 19, 2014	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer