Form 10-Q
period 2014-09-30
Green Bancorp, Inc.
filed 2014-11-13
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

As of November 10, 2014, there were 26,170,949 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Cash and due from banks	$8,202	$9,836
Interest bearing deposits in financial institutions	63,345	24,921
Total cash and cash equivalents	71,547	34,757

Available-for-sale securities, at fair value	191,451	198,237
Held-to-maturity securities, at amortized cost (fair value of $53,196 and $56,588, respectively)	53,308	57,278
Federal Reserve Bank stock	7,173	5,140
Federal Home Loan Bank of Dallas stock	3,833	2,590
Total securities and other investments	255,765	263,245

Loans held for investment	1,504,998	1,359,415
Allowance for loan losses	(15,262)	(16,361)
Loans, net	1,489,736	1,343,054

Premises and equipment, net	21,080	21,365
Goodwill	15,672	15,672
Core deposit intangibles, net of accumulated amortization	800	984
Accrued interest receivable	4,269	3,994
Deferred tax asset, net	8,655	8,853
Real estate acquired by foreclosure	4,863	6,690
Other assets	4,355	4,513
TOTAL ASSETS	$1,876,742	$1,703,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$393,567	$282,227
Interest-bearing transaction and savings	638,917	590,795
Certificates and other time deposits	545,207	574,350
Total deposits	1,577,691	1,447,372

Securities sold under agreements to repurchase	4,391	2,583
Other borrowed funds	-	46,858
Accrued interest payable	754	930
Other liabilities	7,942	6,166
Total liabilities	1,590,778	1,503,909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,170,949 and 20,771,087 shares issued and outstanding at September 30, 2014 and December 31, 2013	262	208
Capital surplus	252,066	179,219
Retained earnings	32,613	19,918
Accumulated other comprehensive income (loss), net	1,023	(127)
Total shareholders’ equity	285,964	199,218
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,876,742	$1,703,127

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

INTEREST INCOME:
Loans, including fees	$18,745	$16,121	$53,707	$47,434
Securities	954	870	3,007	2,407
Other investments	82	80	241	236
Deposits in financial institutions	36	75	92	293
Total interest income	19,817	17,146	57,047	50,370

INTEREST EXPENSE:
Transaction and savings deposits	657	708	1,855	2,501
Certificates and other time deposits	1,624	2,044	5,194	5,805
Other borrowed funds	24	100	104	401
Total interest expense	2,305	2,852	7,153	8,707

NET INTEREST INCOME	17,512	14,294	49,894	41,663
PROVISION (CREDIT) FOR LOAN LOSSES	220	(1)	1,443	1,126
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,292	14,295	48,451	40,537

NONINTEREST INCOME:
Customer service fees	694	470	1,859	1,350
Loan fees	422	295	1,434	931
Gain on sale of guaranteed portion of loans, net	1,050	240	2,273	1,032
Other	168	107	353	392
Total noninterest income	2,334	1,112	5,919	3,705

NONINTEREST EXPENSE:
Salaries and employee benefits	8,131	6,629	22,211	19,373
Occupancy	1,138	1,189	3,443	3,499
Professional and regulatory fees	1,488	762	4,035	2,376
Data processing	403	347	1,180	1,066
Software license and maintenance	350	258	1,006	687
Marketing	191	242	559	504
Loan related	101	229	303	456
Real estate acquired by foreclosure, net	85	(552)	316	(624)
Other	673	633	1,500	1,906
Total noninterest expense	12,560	9,737	34,553	29,243

INCOME BEFORE INCOME TAXES	7,066	5,670	19,817	14,999
PROVISION FOR INCOME TAXES	2,533	2,109	7,122	5,453
NET INCOME	$4,533	$3,561	$12,695	$9,546

EARNINGS PER SHARE:
Basic	$0.20	$0.17	$0.59	$0.46
Diluted	$0.20	$0.17	$0.58	$0.46

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET INCOME	$4,533	$3,561	$12,695	$9,546
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	(75)	840	1,771	(2,471)
Reclassification adjustment for gain (loss) on sale of available-for-sale securities included in net income	-	-	-	-
Total other comprehensive income (loss) before tax	(75)	840	1,771	(2,471)

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(26)	291	621	(835)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(49)	549	1,150	(1,636)
COMPREHENSIVE INCOME	$4,484	$4,110	$13,845	$7,910

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE — January 1, 2013	20,748	$207	$178,695	$7,308	$2,001	$188,211
Net income	-	-	-	9,546	-	9,546
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $835 and reclassification adjustment	-	-	-	-	(1,636)	(1,636)
Stock-based compensation expense	-	-	252	-	-	252
BALANCE — September 30, 2013	20,748	$207	$178,947	$16,854	$365	$196,373

BALANCE — January 1, 2014	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	12,695	-	12,695
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $621 and reclassification adjustment	-	-	-	-	1,150	1,150
Issuance of common stock in connection with initial public offering, net of expenses	5,391	54	72,488			72,542
Issuance of common stock in connection with exercise of stock options	9	-	76	-	-	76
Stock-based compensation expense	-	-	283	-	-	283
BALANCE — September 30, 2014	26,171	$262	$252,066	$32,613	$1,023	$285,964

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,695	$9,546
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	864	1,751
Accretion of loan discounts, net	(506)	(350)
Amortization of deposit premiums	(227)	(425)
Amortization of core deposit intangibles	184	184
Provision for loan losses	1,443	1,126
Depreciation	1,062	1,012
Net gain on sale of real estate acquired by foreclosure	(139)	(521)
Writedown of real estate acquired by foreclosure	141	-
Net gain on sale of guaranteed portion of loans	(2,273)	(1,032)
Stock-based compensation expense	1,208	252
Increase in accrued interest receivable and other assets, net	(540)	111
Increase in accrued interest payable and other liabilities, net	675	(113)
Net cash provided by operating activities	14,587	11,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	27,889	37,429
Purchases of available-for-sale securities	(20,080)	(54,771)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	7,306	8,955
Purchases of held-to-maturity securities	(3,452)	(8,988)
Proceeds from sales of guaranteed portion of loans	27,436	25,163
Proceeds from sales of real estate acquired by foreclosure	1,825	3,438
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(1,243)	(68)
Purchases of Federal Reserve Bank stock	(2,033)	(11)
Net increase in loans held for investment	(172,782)	(93,851)
Investment in construction of premises and purchases of other fixed assets	(777)	(1,843)
Net cash used in investing activities	(135,911)	(84,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	130,546	22,275
Net increase (decrease) in securities sold under agreements to repurchase	1,808	(184)
Net repayment of other short-term borrowed funds	(45,000)	-
Repayment of other long-term borrowed funds	(1,858)	(7,441)
Proceeds from issuance of common stock due to exercise of stock options	76	-
Proceeds from issuance of common stock, net of issuance expenses	72,542	-
Net cash provided by (used in) financing activities	158,114	14,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$36,790	$(58,356)

CASH AND CASH EQUIVALENTS:
Beginning of year	34,757	178,492
End of year	$71,547	$120,136

SUPPLEMENTAL INFORMATION:
Interest paid	$7,330	$8,591
Income taxes paid	$6,200	$4,916
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$-	$3,797

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the years ended December 31, 2013 and 2012.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.  The consolidated financial statements and accompanying notes and other detailed information can be found in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission and declared effective on August 7, 2014.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$4,533		$3,561		$12,695		$9,546

Basic:
Weighted average shares outstanding	22,714	$0.20	20,748	$0.17	21,430	$0.59	20,748	$0.46

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	388		88		298		66
Total	23,102	$0.20	20,836	$0.17	21,728	$0.58	20,814	$0.46

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

FASB ASU No. 2014-14 — “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” requires creditors to reclassify mortgage loans as an other receivable that is separate from loans and to measure the receivable at the fixed or determinable amount expected to be received under the government guarantee if upon foreclosure the mortgage loans meet certain conditions.  The adoption of this ASU becomes effective for the Company beginning after December 31, 2014, with early adoption permitted, and is not expected to have a significant impact on the Company’s financial statements.

4. ACQUISITIONS

On October 17, 2014, the Company completed the acquisition of SP Bancorp, Inc., and its wholly owned subsidiary, SharePlus Bank (collectively “SharePlus”) headquartered in Plano, Texas. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.  Refer to Note 19 – Subsequent Events for further information regarding the SharePlus acquisition.

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits include restricted amounts of $41.8 million and $26.7 million at September 30, 2014 and December 31, 2013, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$55,142	$57	$(59)	$55,140
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	105,026	1,994	(146)	106,874
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	29,708	81	(352)	29,437
Total	$189,876	$2,132	$(557)	$191,451

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$17,777	$447	$(248)	$17,976
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	35,531	120	(431)	35,220
Total	$53,308	$567	$(679)	$53,196

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$45,168	$38	$(95)	$45,111
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	121,042	1,282	(934)	121,390
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,223	42	(529)	31,736
Total	$198,433	$1,362	$(1,558)	$198,237

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,788	$409	$(528)	$16,669
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,490	135	(706)	39,919
Total	$57,278	$544	$(1,234)	$56,588

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	September 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$15,080	$15,117	$-	$-
Due after one year through five years	40,062	40,023	-	-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	105,026	106,874	17,777	17,976
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	29,708	29,437	35,531	35,220
Total	$189,876	$191,451	$53,308	$53,196

There were no sales of securities during the three or nine months ended September 30, 2014 or 2013.

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

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	September 30, 2014
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$20,052	$(25)	$20,027	$5,000	$(34)	$4,966
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	3,873	(38)	3,835	8,222	(108)	8,114
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	12,918	(352)	12,566
Total	$23,925	$(63)	$23,862	$26,140	$(494)	$25,646

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$6,578	$(248)	$6,330
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,929	(61)	9,868	14,522	(370)	14,152
Total	$9,929	$(61)	$9,868	$21,100	$(618)	$20,482

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

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2014 or December 31, 2013.

Securities with an amortized cost of $16.3 million and $10.3 million and fair value of $16.5 million and $10.5 million were pledged and available to be sold under repurchase agreements at September 30, 2014 and December 31, 2013, respectively. Securities with an amortized cost of $54.6 million and $38.2 million and fair value of $54.5 million and $37.5 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at September 30, 2014 and December 31, 2013, respectively. In addition, securities with an amortized cost of $1.8 million and $895 thousand and fair value of $1.9 million and $929 thousand were pledged as collateral for the Company’s derivative instruments at September 30, 2014 and December 31, 2013, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	September 30, 2014
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial:
Commercial & industrial	$723,794	$1,789	$725,583
Owner occupied commercial real estate	131,171	1,769	132,940
Commercial real estate	300,659	8,041	308,700
Construction, land & land development	230,103	156	230,259
	1,385,727	11,755	1,397,482

Consumer:
Residential mortgage	100,446	372	100,818
Other consumer	6,459	239	6,698
	106,905	611	107,516

Total loans held for investment	$1,492,632	$12,366	$1,504,998

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

Included in the loans held for investment balance was $8.2 million and $7.1 million of net deferred loan origination fees and unamortized premium and discount at September 30, 2014 and December 31, 2013, respectively. Also included in loans at September 30, 2014 and December 31, 2013, respectively was $285 thousand and $375 thousand in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $3.7 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively. Other consumer loans include overdrafts of $142 thousand and $21 thousand as of September 30, 2014 and December 31, 2013, respectively.

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and Austin metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions.

As of September 30, 2014 and December 31, 2013, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts.

Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. There were no loans classified as held-for-sale at either September 30, 2014 or December 31, 2013.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	September 30, 2014
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial:
Commercial & industrial	$203,115	$482,729	$39,739	$725,583
Owner occupied commercial real estate	7,526	62,613	62,801	132,940
Commercial real estate	22,478	221,601	64,621	308,700
Construction, land & land development	29,887	117,791	82,581	230,259
	263,006	884,734	249,742	1,397,482

Consumer:
Residential mortgage	2,253	60,932	37,633	100,818
Other consumer	5,790	871	37	6,698
	8,043	61,803	37,670	107,516

Total loans held for investment	$271,049	$946,537	$287,412	$1,504,998

Fixed rate	$28,161	$208,947	$57,612	$294,720
Floating rate	242,888	737,590	229,800	1,210,278

Total loans held for investment	$271,049	$946,537	$287,412	$1,504,998

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Beginning balance	$-	$-
Advances	2	-
Repayments	-	-
Ending Balance	$2	$-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, which does not include our SharePlus acquisition completed on October 17, 2014, as of the dates set forth, was as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$7,821	$8,477
Recorded investment	6,952	7,498
Discount, net	$869	$979

Other acquired loans:
Outstanding principal balance	5,489	16,187
Recorded investment	5,414	15,900
Discount, net	$75	$287

Total acquired loans:
Outstanding principal balance	13,310	24,664
Recorded investment	12,366	23,398
Discount, net	$944	$1,266

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$603	$510
Reclassifications from (to) nonaccretable yield	91	(3)
Accretion	(110)	(81)
Balance at period end	$584	$426

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	September 30, 2014
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial:
Commercial & industrial	$2,687	$47	$2,734	$1,948	$-	$719,112	$723,794
Owner occupied commercial real estate	-	-	-	178	-	130,993	131,171
Commercial real estate	853	-	853	-	-	299,806	300,659
Construction, land & land development	536	-	536	546	-	229,021	230,103
	4,076	47	4,123	2,672	-	1,378,932	1,385,727

Consumer:
Residential mortgage	499	-	499	1,296	-	98,651	100,446
Other consumer	36	5	41	102	-	6,316	6,459
	535	5	540	1,398	-	104,967	106,905

Total loans held for investment	$4,611	$52	$4,663	$4,070	$-	$1,483,899	$1,492,632

Acquired Loans
Commercial:
Commercial & industrial	$150	$-	$150	$-	$718	$921	$1,789
Owner occupied commercial real estate	-	-	-	-	1,278	491	1,769
Commercial real estate	-	-	-	587	4,714	2,740	8,041
Construction, land & land development	-	-	-	-	78	78	156
	150	-	150	587	6,788	4,230	11,755

Consumer:
Residential mortgage	-	-	-	-	164	208	372
Other consumer	1	-	1	-	-	238	239
	1	-	1	-	164	446	611

Total loans held for investment	$151	$-	$151	$587	$6,952	$4,676	$12,366

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial:
Commercial & industrial	$4,988	$-	$4,988	$7,345	$-	$662,288	$674,621
Owner occupied commercial real estate	780	536	1,316	-	-	152,191	153,507
Commercial real estate	-	780	780	164	-	253,894	254,838
Construction, land & land development	-	-	-	587	-	139,280	139,867
	5,768	1,316	7,084	8,096	-	1,207,653	1,222,833

Consumer:
Residential mortgage	221	-	221	1,328	-	104,339	105,888
Other consumer	208	-	208	1,284	-	5,804	7,296
	429	-	429	2,612	-	110,143	113,184

Total loans held for investment	$6,197	$1,316	$7,513	$10,708	$-	$1,317,796	$1,336,017

Acquired Loans
Commercial:
Commercial & industrial	$-	$-	$-	$-	$895	$5,774	$6,669
Owner occupied commercial real estate	-	-	-	-	1,655	1,799	3,454
Commercial real estate	-	-	-	652	4,676	6,845	12,173
Construction, land & land development	-	-	-	-	96	104	200
	-	-	-	652	7,322	14,522	22,496

Consumer:
Residential mortgage	-	-	-	-	176	298	474
Other consumer	24	-	24	-	-	404	428
	24	-	24	-	176	702	902

Total loans held for investment	$24	$-	$24	$652	$7,498	$15,224	$23,398

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans as of the dates set forth:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$2,709	$1,496
Accruing loans past due 90 days or more	52	1,316
Restructured loans - nonaccrual	1,948	9,864
Restructured loans - accruing	3,973	4,072
Total nonperforming loans	$8,682	$16,748

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on an analysis of impaired loans at September 30, 2014 and December 31, 2013, an allowance of $1.1 million and $4.3 million, respectively, was allocated to impaired loans. The average recorded investment in nonperforming loans for the three months and nine months ended September 30, 2014, and for the year ended December 31, 2013, was $14.2 million, $17.3 million and $38.0 million, respectively. There was approximately $56 thousand and $88 thousand in interest recognized on nonperforming loans, for the three months ended September 30, 2014 and 2013, respectively. There was approximately $166 thousand and $219 thousand in interest recognized on nonperforming loans, for the nine months ended September 30, 2014 and 2013, respectively.

Nonperforming loans of $4.7 million and $11.4 million at September 30, 2014 and December 31, 2013 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended September 30, 2014 and 2013 was approximately $115 thousand and $127 thousand, respectively. During the three months ended September 30, 2014 we collected $386 thousand in interest on nonperforming loans. Interest foregone for the nine months ended September 30, 2014 and 2013 was approximately $70 thousand and $946 thousand, respectively.

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$783	$783	$-
Owner occupied commercial real estate	177	177	-
Commercial real estate	3,047	3,047	-
Construction, land & land development	1,740	1,740	-
Residential mortgage	1,296	1,296	-
Other Consumer	159	159	-

With an allowance recorded:
Commercial & industrial	$1,326	$1,326	$1,035
Other Consumer	102	102	102

Total:
Commercial	$7,073	$7,073	$1,035
Consumer	1,557	1,557	102
	$8,630	$8,630	$1,137

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

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	September 30, 2014
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$2,972	$-	$-	$-	$287	$511	$3,770
Grade 2	4,838	-	-	-	-	-	4,838
Grade 3	170,254	23,164	33,815	10,745	60,064	3,256	301,298
Grade 4	468,161	105,450	247,950	207,385	37,692	2,512	1,069,150
Grade 5	64,068	1,593	2,460	4,948	-	159	73,228
Grade 6	8,826	-	17,118	6,528	-	123	32,595
Grade 7	3,798	1,277	2,056	29	1,315	35	8,510
Grade 8	1,846	178	587	546	1,296	102	4,555
Grade 9	102	-	-	-	-	-	102
	724,865	131,662	303,986	230,181	100,654	6,698	1,498,046

Purchased Credit Impaired	718	1,278	4,714	78	164	-	6,952
Total loans	$725,583	$132,940	$308,700	$230,259	$100,818	$6,698	$1,504,998

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2013
	(Dollars in thousands)

Commercial & industrial	3	$545	$-	5	$2,737	$2,781
Commercial real estate	-	-	-	1	2,562	2,536
Construction, land & land development	1	30	29	2	4,671	3,321
Other consumer	1	125	123	1	122	122
Total	5	$700	$152	9	$10,092	$8,760

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the nine months ended September 30, 2014, the Company added $700 thousand in new troubled debt restructurings of which $152 thousand was still outstanding on September 30, 2014.  The decrease in outstanding balance was primarily due to charge-offs totaling $545 thousand during the nine months ended September 30, 2014. For the nine months ended September 30, 3013, the Company added $10.1 million in new troubled debt restructurings of which $8.8 million was still outstanding on September 30, 2013.  The decrease in outstanding balance was primarily due to payments received totaling $1.3 million during the nine months ended September 30, 2013.

Restructured loans are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $46 thousand related to the $5.9 million of these loans at September 30, 2014.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - July 1, 2014	$9,993	$791	$2,609	$1,475	$624	$213	$15,705
Charge-offs	(679)	-	-	-	-	(2)	(681)
Recoveries	10	-	-	-	7	1	18
Provision	(1,283)	63	251	1,176	(65)	78	220
Balance - September 30, 2014	$8,041	$854	$2,860	$2,651	$566	$290	$15,262

For the Nine Months
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(1,967)	-	-	-	-	(1,287)	(3,254)
Recoveries	65	14	1	-	15	617	712
Provision	(253)	(34)	643	1,548	(103)	(358)	1,443
Balance - September 30, 2014	$8,041	$854	$2,860	$2,651	$566	$290	$15,262

As of September 30, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,006	$852	$2,709	$2,636	$566	$188	$13,957
Individually evaluated for impairment	1,035	-	-	-	-	102	1,137
Purchased credit impaired	-	2	151	15	-	-	168
Total allowance for loan losses	$8,041	$854	$2,860	$2,651	$566	$290	$15,262

Loans receivable:
Collectively evaluated for impairment	$722,756	$131,485	$300,939	$228,441	$99,358	$6,437	$1,489,416
Individually evaluated for impairment	2,109	177	3,047	1,740	1,296	261	8,630
Purchased credit impaired	718	1,278	4,714	78	164	-	6,952
Total loans evaluated for impairment	$725,583	$132,940	$308,700	$230,259	$100,818	$6,698	$1,504,998

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2013	$9,109	$763	$2,380	$1,352	$492	$55	$14,151
Charge-offs	(916)	-	(333)	-	(186)	(54)	(1,489)
Recoveries	1,044	222	21	-	27	12	1,326
Provision	959	(111)	148	(249)	321	1,305	2,373
Balance - December 31, 2013	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361

Allowance for loan losses:
Collectively evaluated for impairment	$7,272	$872	$2,021	$1,082	$566	$39	$11,852
Individually evaluated for impairment	2,924	-	45	-	88	1,278	4,335
Purchased credit impaired	-	2	150	21	-	1	174
Total allowance for loan losses	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361

Loans receivable:
Collectively evaluated for impairment	$672,831	$155,306	$258,993	$138,220	$104,858	$6,277	$1,336,485
Individually evaluated for impairment	7,564	-	3,342	1,751	1,328	1,447	15,432
Purchased credit impaired	895	1,655	4,676	96	176	-	7,498
Total loans evaluated for impairment	$681,290	$156,961	$267,011	$140,067	$106,362	$7,724	$1,359,415

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - July 1, 2013	$8,204	$1,010	$2,232	$1,121	$644	$1,330	$14,541
Charge-offs	(17)	-	-	-	-	(2)	(19)
Recoveries	252	83	-	-	10	8	353
Provision	329	(309)	(218)	240	(26)	(17)	(1)
Balance - September 30, 2013	$8,768	$784	$2,014	$1,361	$628	$1,319	$14,874

For the Nine Months
Balance - January 1, 2013	$9,109	$763	$2,380	$1,352	$492	$55	$14,151
Charge-offs	(916)	-	(333)	-	(186)	(52)	(1,487)
Recoveries	890	136	21	-	25	12	1,084
Provision	(315)	(115)	(54)	9	297	1,304	1,126
Balance - September 30, 2013	$8,768	$784	$2,014	$1,361	$628	$1,319	$14,874

As of September 30, 2013
Allowance for loan losses:
Collectively evaluated for impairment	$7,099	$781	$1,866	$1,100	$628	$40	$11,514
Individually evaluated for impairment	1,669	-	-	241	-	1,278	3,188
Purchased credit impaired	-	3	148	20	-	1	172
Total allowance for loan losses	$8,768	$784	$2,014	$1,361	$628	$1,319	$14,874

Loans receivable:
Collectively evaluated for impairment	$622,699	$145,834	$230,622	$137,668	$97,759	$6,394	$1,240,976
Individually evaluated for impairment	12,304	-	2,700	4,159	1,344	1,429	21,936
Purchased credit impaired	948	1,687	4,731	100	180	1	7,647
Total loans evaluated for impairment	$635,951	$147,521	$238,053	$141,927	$99,283	$7,824	$1,270,559

9. PREMISES AND EQUIPMENT

Premises and equipment as of dated indicated are summarized as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Land	$6,588	$6,588
Buildings and improvements	16,644	16,238
Furniture, fixtures and equipment	6,288	5,923
	29,520	28,749
Less accumulated depreciation	(8,440)	(7,384)
Total	$21,080	$21,365

Depreciation of premises and equipment totaled $355 thousand and $338 thousand for the three months ended September 30, 2014 and 2013, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2014 and 2013, respectively.

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At September 30, 2014 and December 31, 2013, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2013.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - January 1, 2013	$15,672	$1,230
Less amortization	-	(246)
Balance - December 31, 2013	$15,672	$984

Balance - January 1, 2014	$15,672	$984
Less amortization	-	(184)
Balance - September 30, 2014	$15,672	$800

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to eight years. The estimated future amortization expense for the core deposit intangibles remaining as of  the date indicated is as follows:

September 30, 2014
(Dollars in thousands)

2014	$62
2015	246
2016	246
2017	218
2018	28
Total	$800

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Three months or less	$71,998	$81,518
Over three through six months	78,756	67,817
Over six through twelve months	83,282	111,067
Over one through two years	88,138	44,866
Over two through three years	22,186	28,822
Over three through four years	80,359	37,335
Over four through five years	13,580	68,955
Over five years	-	-
Total	$438,299	$440,380

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $1.3 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively, and $4.1 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company had $5.7 million and $14.8 million in brokered time deposits, at September 30, 2014 and December 31, 2013, respectively.

There are no major concentrations of deposits with any one depositor.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Federal Home Loan Bank advances	$-	$46,858
Repurchase agreements	4,391	2,583
Total	$4,391	$49,441

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2014 and December 31, 2013, total borrowing capacity of $388.5 million and $301.0 million, respectively, was available under this arrangement. At September 30, 2014, no borrowings were outstanding. At December 31, 2013, $46.9 million was outstanding with an average interest rate of 0.32% and all of the Company’s FHLB advances mature within one year. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At September 30, 2014 and December 31, 2013, $275.6 million and $288.6 million, respectively, were available under this arrangement and no borrowings were outstanding. The available capacity decreased due to changes in collateral margins for Fed discount window lending.

Securities Sold Under Agreements to Repurchase — Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At September 30, 2014 and December 31, 2013, the Company had securities sold under agreements to repurchase with banking customers of $4.4 million and $2.6 million, respectively.

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of September 30, 2014 and December 31, 2013, there were no federal funds purchased outstanding.

13. INCOME TAXES

Income tax expense was $2.5 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $7.1 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rate was 35.8% and 37.2% for the three months ended September 30, 2014 and 2013, respectively, and 35.9% and 36.4% for the nine months ended September 30, 2014 and 2013, respectively.

14. EMPLOYEE BENEFITS

Equity Incentive Plan — The 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s Board of Directors and shareholders on July 28, 2014 and became effective immediately prior to the initial public offering on August 7, 2014.  A total of 1,273,838 shares of common stock were reserved for issuance under the 2014 Plan, which permits the grant of incentive stock options, within the meaning of Section 422 of the IRS Code, to the Company’s employees, and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of equity-based awards to the Company’s employees, directors, consultants and independent contractors.   The 2014 Plan is administered by the Compensation Committee of the Board of Directors, who may select which eligible participants receive awards, the types of awards to be granted, the purchase price, if any,  to be paid for shares covered by the awards and the vesting, forfeiture, cancellation and other terms and conditions of the awards.

In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  In addition 11,000 stock options were granted under the 2014 Plan.  At September 30, 2014 there were 275,000 restricted stock units and 11,000 time based options outstanding under the 2014 Plan.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At September 30, 2014 there were 427,517 time based options and 1,680,490 performance options outstanding under the 2010 Option Plan.

Performance-based options granted under the 2010 Option Plan will vest only upon the occurrence of a liquidity event. The numbers of options to be vested will be determined based on the achievement of specified performance and market metrics. At September 30, 2014 there were 1,680,490 performance based options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At September 30, 2014 and December 31, 2013 there were 367,500 options outstanding under the 2006 Option Plan.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At September 30, 2014 and December 31, 2013, respectively, there were 297,278 and 306,444 options outstanding under the Redstone Option Plan.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the book value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of September 30, 2014, there were 134,000 units outstanding under the SAR Plan.

Prior to the initial public offering, the Company  elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by FASB ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  Stock based compensation expense of $925 thousand was recorded during the third quarter to reflect the fair value of the SARs as of September 30, 2014.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended September 30, 2014 and 2013, were $196 thousand and $178 thousand, respectively, for the nine months ended September 30, 2014 and 2013, were $577 thousand and $519 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits and operating leases as of the date indicated are as follows:

	September 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$286,137	$140,643	$118,427	$-	$545,207
Operating leases	1,020	1,747	969	2,228	5,964
Total	$287,157	$142,390	$119,396	$2,228	$551,171

Payments related to leases are based on actual payments specified in underlying contracts.

Leases — A summary of the Company’s noncancelable future operating lease commitments as of the date indicated was as follows:

September 30, 2014
(Dollars in thousands)

2014	$317
2015	918
2016	870
2017	802
2018	525
Thereafter	2,532
Total	$5,964

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $329 thousand and $355 thousand for the three months ended September 30, 2014 and 2013, respectively, and was $986 thousand and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively.  Following the completion of the SharePlus acquisition, the Company expects an increase in operating lease commitments and rent expense due to the addition of three leased branch locations.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following is a summary of the various financial instruments outstanding as of the date set forth:

	September 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$148,848	$159,352	$108,689	$72,945	$489,834
Standby and commercial letters of credit	4,292	8,237	7	-	12,536
Total	$153,140	$167,589	$108,696	$72,945	$502,370

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

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Due to the nature of the offset in values between customer and correspondent swaps, the Company did not recognize any changes in the net fair value of the derivative instruments during the three or nine months ended September 30, 2014 or 2013. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the derivative instruments outstanding as of the dates set forth:

	September 30, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$29,459	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.6 years	$295

Correspondent interest rate swap:
receive fixed/pay floating	$29,459	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.6 years	$(319)

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

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	September 30, 2014
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$27,545	$301
Liabilities	1,914	(6)
	$29,459	$295

Correspondent interest rate swaps (financial institution counterparty):
Assets	$27,545	$(324)
Liabilities	1,914	5
	$29,459	$(319)

	December 31, 2013
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$28,190	$437
Liabilities	1,955	(4)
	$30,145	$433

Correspondent interest rate swaps (financial institution counterparty):
Assets	$28,190	$(460)
Liabilities	1,955	4
	$30,145	$(456)

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

To meet the capital adequacy requirements, Green Bancorp and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2014 and December 31, 2013, that Green Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	September 30, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$283,895	16.9%	$134,704	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	268,430	15.9	67,352	4.0	N/A	N/A
Tier I capital (to average assets)	268,430	14.7	72,944	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$274,066	16.3%	$134,573	8.0%	$168,216	10.0%
Tier 1 capital (to risk weighted assets)	258,601	15.4	67,286	4.0	100,930	6.0
Tier I capital (to average assets)	258,601	14.3	72,587	4.0	90,734	5.0

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$190,229	12.5%	$121,719	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	173,680	11.4	60,859	4.0	N/A	N/A
Tier I capital (to average assets)	173,680	10.3	67,196	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$184,908	12.2%	$121,619	8.0%	$152,023	10.0%
Tier 1 capital (to risk weighted assets)	168,359	11.1	60,809	4.0	91,214	6.0
Tier I capital (to average assets)	168,359	10.0	67,021	4.0	83,776	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
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

Level 2 — Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

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

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$25,070	$166,381	$-	$191,451
Customer interest rate swaps	-	295	-	295

Financial Liabilities:
Correspondent interest rate swaps	$-	$319	$-	$319

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$15,000	$183,237	$-	$198,237
Customer interest rate swaps	-	433	-	433

Financial Liabilities:
Correspondent interest rate swaps	$-	$456	$-	$456

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	September 30, 2014
	Level 3	Total	Losses for the Nine Months Ended September 30, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$1,751	$1,751	$873
Other real estate owned	1,820	1,820	141

	September 30, 2013
	Level 3	Total	Losses for the Nine Months Ended September 30, 2013
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$8,628	$8,628	$2,548
Other real estate owned	1,961	1,961	333

The estimated fair values of financial instruments were determined by management as of September 30, 2014 and December 31, 2013, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments — The carrying amount of these short term investments is a reasonable estimate of fair value.

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

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$71,547	$71,547	$-	$-	$71,547
Available-for-sale securities	191,451	25,070	166,381	-	191,451
Held-to-maturity securities	53,308	-	53,196	-	53,196
Other securities	11,006	11,006	-	-	11,006
Loans held for investment	1,504,998	-	-	1,496,828	1,496,828
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$1,837,173	$107,623	$219,577	$1,501,691	$1,828,891

Financial Liabilities:
Deposits	$1,577,691	$-	$1,581,313	$-	$1,581,313
Securities sold under agreements to repurchase	4,391	-	4,391	-	4,391
Other borrowed funds	-	-	-	-	-
Total	$1,582,082	$-	$1,585,704	$-	$1,585,704

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$34,757	$34,757	$-	$-	$34,757
Available-for-sale securities	198,237	15,000	183,237	-	198,237
Held-to-maturity securities	57,278	-	56,588	-	56,588
Other securities	7,730	7,730	-	-	7,730
Loans held for investment	1,359,415	-	-	1,342,269	1,342,269
Real estate acquired by foreclosure	6,690	-	-	6,690	6,690
Total	$1,664,107	$57,487	$239,825	$1,348,959	$1,646,271

Financial Liabilities:
Deposits	$1,534,572	$-	$1,452,900	$-	$1,452,900
Securities sold under agreements to repurchase	5,617	-	2,583	-	2,583
Other borrowed funds	51,835	-	46,895	-	46,895
Total	$1,592,024	$-	$1,502,378	$-	$1,502,378

19. SUBSEQUENT EVENTS

On October 17, 2014, the Company completed the acquisition of SP Bancorp, Inc. and its wholly owned subsidiary SharePlus Bank (collectively “SharePlus”). SharePlus Bank was a Texas chartered state bank headquartered in Plano, Texas, with four branches, two in Plano, Texas, one in Dallas, Texas and one in Louisville, Kentucky.  The expansion complements the Company’s Dallas area growth.    As of September 30, 2014, SharePlus, on a consolidated basis, had $348.7 million in total assets, $248.2 million in loans, $280.5 million in deposits and $33.7 million in stockholders’ equity.

Pursuant to the terms of the acquisition agreement, the Company paid $46.2 million in cash for all outstanding common stock of SP Bancorp, Inc.  The initial accounting for the business combination is in process as of the date of filing. For the nine months ended September 30, 2014, the Company incurred approximately $885 thousand of pre-tax merger related expenses related to the SharePlus acquisition.

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

Overview

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through fifteen full service branches in the Houston, Dallas and Austin MSAs and one in Louisville, Kentucky, including the branches from our recently completed SharePlus acquisition. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers.

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

Total assets were $1.9 billion as of September 30, 2014 compared with $1.7 billion as of December 31, 2013, an increase of $173.6 million or 10.2%. Total deposits were $1.6 billion as of September 30, 2014 compared with $1.4 billion  as of December 31, 2013, an increase of $130.3 million or 9.0%. Total loans were $1.5 billion at September 30, 2014, an increase of $145.6 million or 10.7% compared with $1.4 billion as of December 31, 2013. At September 30, 2014 and December 31, 2013,  we had $4.7 million and $11.4 million, respectively, in non-accrual loans and our allowance for loan losses was $15.3 million and $16.4 million, respectively. Shareholders’ equity was $286.0 million and $199.2 million at September 30, 2014 and December 31, 2013, respectively. The increases are primarily due to execution of our organic growth strategy and to the completion of our initial public offering.

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

Recent Acquisitions

On October 17, 2014 we acquired SP Bancorp, Inc. and its subsidiary SharePlus Bank (together, “SharePlus”), a Texas chartered state bank headquartered in the Dallas MSA for aggregate cash consideration of $46.2 million.  SharePlus operated as a full-service commercial bank, providing services that include the acceptance of checking and saving deposits and the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. SharePlus’ business consisted primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans and securities. As of September 30, 2014 SharePlus had four branches (three in the Dallas MSA and one in Kentucky), $33.7 million in stockholders’ equity, $348.7 million in assets, $280.5 million in deposits and $248.2 million in loans, and $204.0 million, or 82.2% of its total loan portfolio was comprised of residential and commercial real estate loans.

Results of Operations

Net income available to common shareholders was $4.5 million  ($0.20 per common share on a diluted basis) for the quarter ended September 30, 2014 compared with $3.6 million for the quarter ended September 30, 2013, an increase in net income of $1.0 million or 27.3%.  We experienced returns on average common equity of 7.58% and 7.29%, returns on average assets of 0.98% and 0.84% and efficiency ratios of 63.3% and 63.2% for the quarters ended September 30, 2014 and 2013, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The improvement in the efficiency ratio was primarily due to increased net interest income and noninterest income.

For the nine months ended months ended September 30, 2014 net income available to common shareholders was $12.7 million  ($0.58 per common share on a diluted basis) compared with $9.5 million for the same period in 2013, an increase in net income of $3.1 million or 33.0%  We experienced returns on average common equity of 7.90% and 6.66%, returns on average assets of 0.95% and 0.76% and efficiency ratios of 61.9% and 64.5% for the nine months ended September 30, 2014 and 2013, respectively.

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

Three months ended September 30, 2014 compared with three months ended September 30, 2013. Net interest income before the provision for loan losses for the three months ended September 30, 2014 was $17.5 million compared with $14.3 million for the three months ended September 30, 2013, an increase of $3.2 million or 22.5%. The increase in net interest income was primarily due to the increase in average loans outstanding of $200.9 million, or 15.9%, a 14 basis point decrease in the cost of interest-bearing deposits and the $78 thousand decrease in interest expense on other borrowed funds resulting from the pay-down of term borrowings. The increase in average loans outstanding was due to the marketing activity of our portfolio bankers within our target markets. Interest income was $19.8 million for the three months ended September 30, 2014, an increase of $2.7 million compared with the three months ended September 30, 2013. Interest income on loans was $18.7 million for the three months ended September 30, 2014, an increase of $2.6 million or 16.3% compared with the three months ended September 30, 2013 primarily due to the increase in average loans outstanding. Interest income on securities was $1.0 million for the three months ended September 30, 2014, an increase of $84 thousand compared with the three months ended September 30, 2013 primarily due to a 16 basis point increase in the average yield on the securities portfolio. Average interest-bearing liabilities decreased $3.7 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and average rate on interest-bearing liabilities decreased from 0.92% to 0.75% for the same time period resulting in an overall decrease in interest expense of $547 thousand. During the three months ended September 30, 2014, average noninterest-bearing deposits increased $110.2 million from $264.6 million during the three months ended September 30, 2013 to $374.8 million for the three months ended September 30, 2014. Total cost of funds, including noninterest-bearing deposits decreased 19 basis points to 0.57% for the three months ended September 30, 2014 compared to 0.76% for the same period in 2013.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2014 was 3.90%, an increase of 43 basis points compared with 3.47% for the same period in 2013.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. Net interest income before the provision for loan losses for the nine months ended September 30, 2014 was $49.9 million compared with $41.7 million for the nine months ended September 30, 2013, an increase of $8.2 million or 19.8%. The increase in net interest income was primarily due to the increase in average loans outstanding of $188.1 million, or 15.3%, a decrease in the cost of interest-bearing deposits of 12 basis points, an increase in the yield on securities of 27 basis points and the decrease in the cost of other borrowings resulting from the pay-down of term borrowings, partially offset by a 9 basis point decrease in the average yield on the loan portfolio. The increase in average loans outstanding was due to continued loan generation within our target markets. Interest income was $57.0 million for the nine months ended September 30, 2014, an increase of $6.7 million compared with the nine months ended September 30, 2013. Interest income on loans was $53.7 million for the nine months ended September 30, 2014, an increase of $6.3 million or 13.2% compared with the nine months ended September 30, 2013 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $3.0 million for the nine months ended September 30, 2014, an increase of $600 thousand compared with the nine months ended September 30, 2013 due to a 27 basis point increase in the average yield on the securities portfolio and an increase in the average securities portfolio of $9.5 million. Average interest-bearing liabilities increased $10.8 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and average rate on interest-bearing liabilities decreased from 0.95% to 0.77% for the same time period resulting in an overall decrease in interest expense of $1.6 million. During the nine months ended September 30, 2014, average noninterest-bearing deposits increased $67.5 million from $255.7 million during the same period in 2013 to $323.2 million for the nine months ended September 30, 2014. Total cost of funds including noninterest-bearing deposits decreased 17 basis points to 0.61% for the nine months ended September 30, 2014 compared to 0.78% for the same period in 2013.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the nine months ended September 30, 2014 was 3.86%, an increase of 44 basis points compared with 3.42% for the same period in 2013.

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

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,466,708	$18,745	5.07%	$1,265,816	$16,121	5.05%
Securities	249,923	954	1.51	254,877	870	1.35
Other investments	9,065	82	3.59	6,415	80	4.95
Federal funds sold	801	-	-	692	-	-
Interest earning deposits in financial institutions	55,548	36	0.26	108,116	75	0.28
Total interest-earning assets	1,782,045	19,817	4.41%	1,635,916	17,146	4.16%

Allowance for loan losses	(15,669)			(14,760)
Noninterest-earning assets	74,850			68,160
Total assets	$1,841,226			$1,689,316

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$625,834	$657	0.42%	$615,730	$708	0.46%
Certificates and other time deposits	561,408	1,624	1.15	594,689	2,044	1.36
Securities sold under agreements to repurchase	4,911	3	0.24	4,365	1	0.09
Other borrowed funds	29,025	21	0.29	10,064	99	3.90
Total interest-bearing liabilities	1,221,178	2,305	0.75%	1,224,848	2,852	0.92%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	374,811			264,578
Other liabilities	7,999			6,192
Total liabilities	1,603,988			1,495,618
Shareholders’ equity	237,238			193,698
Total liabilities and shareholders’ equity	$1,841,226			$1,689,316

Net interest rate spread			3.66%			3.23%
Net interest income and margin(1)		$17,512	3.90%		$14,294	3.47%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,419,540	$53,707	5.06%	$1,231,399	$47,434	5.15%
Securities	253,830	3,007	1.58	244,329	2,407	1.32
Other investments	8,982	241	3.59	6,386	236	4.94
Federal funds sold	720	-	-	1,009	-	-
Interest earning deposits in financial institutions	46,369	92	0.27	147,354	293	0.27
Total interest-earning assets	1,729,441	57,047	4.41%	1,630,477	50,370	4.13%

Allowance for loan losses	(15,993)			(14,895)
Noninterest-earning assets	71,539			66,211
Total assets	$1,784,987			$1,681,793

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$614,431	$1,855	0.40%	$643,727	$2,501	0.52%
Certificates and other time deposits	572,010	5,194	1.21	569,430	5,805	1.36
Securities sold under agreements to repurchase	5,943	1	0.02	3,337	2	0.08
Other borrowed funds	48,180	103	0.29	13,261	399	4.02
Total interest-bearing liabilities	1,240,564	7,153	0.77%	1,229,755	8,707	0.95%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	323,180			255,692
Other liabilities	6,503			5,455
Total liabilities	1,570,247			1,490,902
Shareholders’ equity	214,740			191,550
Total liabilities and shareholders’ equity	$1,784,987			$1,682,452

Net interest rate spread			3.64%			3.18%
Net interest income and margin(1)		$49,894	3.86%		$41,663	3.42%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$2,558	$66	$2,624	$7,247	$(974)	$6,273
Securities	(17)	101	84	94	506	600
Other investments	33	(31)	2	96	(91)	5
Federal funds sold	-	-	-	-	-	-
Interest-earning deposits in financial institutions	(36)	(3)	(39)	(201)	-	(201)
Total increase (decrease) in interest income	2,538	133	2,671	7,236	(559)	6,677

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$12	$(63)	$(51)	$(114)	$(532)	$(646)
Certificates and other time deposits	(114)	(306)	(420)	26	(637)	(611)
Securities sold under agreements to repurchase	-	2	2	2	(3)	(1)
Other borrowings	187	(265)	(78)	1,051	(1,347)	(296)
Total increase (decrease) in interest expense	85	(632)	(547)	965	(2,519)	(1,554)
Increase (decrease) in net interest income	$2,453	$765	$3,218	$6,271	$1,960	$8,231

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2014 was $15.3 million, representing 1.01% of total loans as of such date.

We recorded $220 thousand in provision for loan losses for the three months ended September 30, 2014 compared with a reversal of provision of $1 thousand for the same period in 2013. This increase was primarily due to loan growth during the period. Net charge-offs for the three months ended September 30, 2014 were $663 thousand compared with net recoveries of $334 thousand for the three months ended September 30, 2013. This increase reflected an increase in gross charge-offs from $19 thousand to $681 thousand for the three months ended September 30, 2013 and 2014, respectively, and a decrease in recoveries from $353 thousand to $18 thousand for the three months ended September 30, 2013 and 2014, respectively.

The provision for loan losses for the nine months ended September 30, 2014 million was $1.4 million compared with $1.1 million for the same period in 2013. Net charge-offs for the nine months ended September 30, 2014 were $2.5 million compared with $403 thousand for the nine months ended September 30, 2013. This increase reflected an increase in gross charge-offs from $1.5 million to $3.3 million for the nine months ended September 30, 2013 and 2014, respectively, and a decrease in recoveries from $1.1 million to $712 thousand for the nine months ended September 30, 2013 and 2014, respectively. The gross charge offs recorded during 2014 are principally related to one relationship which was fully reserved at December 31, 2013 comprised of a $1.2 million commercial and industrial loan and two consumer loans totaling $1.3 million. The gross recoveries recorded during 2014 are also principally related to the same relationship which accounted for $614 thousand of the $712 thousand in gross recoveries for the period.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended September 30, 2014, noninterest income totaled $2.3 million, an increase of $1.2 million or 109.9% compared with the three months ended September 30, 2013. This increase was primarily due to the $810 thousand or 337.5% increase in gain on sale of the guaranteed portion of certain loans and the $224 thousand or 47.7% increase in customer service fees primarily related to bankruptcy trustee and commercial account treasury management service charges.

For the nine months ended September 30, 2014, noninterest income totaled $5.9 million, an increase of $2.2 million or 59.8% compared with the nine months ended September 30, 2013. This increase was primarily due to increased gains on sale of the guaranteed portion of certain loans, an increase in loan fees principally resulting from prepayment fees and an increase in customer service fees principally resulting from bankruptcy trustee and commercial account service charges.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Customer service fees	$694	$470	$1,859	$1,350
Loan fees	422	295	1,434	931
Gain on sale of guaranteed portion of loans	1,050	240	2,273	1,032
Other	168	107	353	392
Total noninterest income	$2,334	$1,112	$5,919	$3,705

Noninterest Expense

For the three months ended September 30, 2014, noninterest expense totaled $12.6 million, an increase of $2.8 million or 29.0% compared with the three months ended September 30, 2013. This increase was primarily due to a $1.5 million increase in salaries and employee benefits resulting primarily from stock based compensation expense for our legacy stock appreciation rights plan related to the increased valuation of our stock due to our initial public offering which totaled $925 thousand and increased compensation due to our portfolio banker compensation program and general merit compensation increases; a $726 thousand increase in professional expenses related to M&A and public company activities, with M&A related expenses totaling $550 thousand and expenses related to being a public company totaling $103 thousand for the three months ended September 30, 2014; and the increase in net real estate acquired by foreclosure expense resulting from a  gain of $461 thousand and rental income of $201 thousand in the three months period ended September 30, 2013.

For the nine months ended September 30, 2014, noninterest expense totaled $34.6 million, an increase of $5.3 million or 18.2% compared with the nine months ended September 30, 2013. This increase was primarily due to an increase of $2.8 million or 14.6% in salaries and employee benefits resulting from the previously discussed stock-based compensation expense, increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit compensation increases; an increase of $1.7 million in professional expenses related to M&A and public company activities with M&A related expenses totaling $1.5 million and expenses related to being a public company totaling $132 thousand for the nine months ended September 30, 2014; and a $940 thousand increase in real estate acquired by foreclosure expense resulting primarily from gain and rental income in the prior period.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Salaries and employee benefits (1)	$8,131	$6,629	$22,211	$19,373
Non-staff expenses:
Occupancy	1,138	1,189	3,443	3,499
Professional and regulatory fees	1,488	762	4,035	2,376
Data processing	403	347	1,180	1,066
Software license and maintenance	350	258	1,006	687
Marketing	191	242	559	504
Loan related	101	229	303	456
Real estate acquired by foreclosure, net	85	(552)	316	(624)
Other	673	633	1,500	1,906
Total noninterest expense	$12,560	$9,737	$34,553	$29,243

(1)

Total salaries and employee benefits include stock based compensation expense of  $1.1 million and $101 thousand for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $276 thousand for the nine months ended September 30, 2014 and 2013, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 63.3% for the three months ended September 30, 2014, compared with 63.2% for the three months ended September 30, 2013. Our efficiency ratio was 61.9% and 64.5% for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to increased net interest income and noninterest income.

Income Taxes

Income tax expense increased $424 thousand, or 20.1% to $2.5 million for the three months ended September 30, 2014, compared with $2.1 million for the same period in 2013. For the nine months ended September 30, 2014, income tax expense was $7.1 million, an increase of $1.7 million or 30.6%, compared with $5.5 million for the same period in 2013.  The increases  were primarily attributable to higher pre-tax net earnings for the three and nine months ended September 30, 2014 compared with the same period in 2013. The effective income tax rate for the three months ended September 30, 2014 and 2013 was 36% and 37%, respectively. The effective income tax rate for the nine months ended September 30, 2014 or 2013 was 36%.

Financial Condition

Loan Portfolio

At September 30, 2014, total loans were $1.5 billion, an increase of $145.6 million or 10.7% compared with December 31, 2013. This increase was primarily due to the execution of our growth strategy and the continued strength of our target markets. None of our loans were classified as held for sale at September 30, 2014 and December 31, 2013.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial:
Commercial & industrial	$725,583	48.2%	$681,290	50.1%
Owner occupied commercial real estate	132,940	8.9	156,961	11.6
Commercial real estate	308,700	20.5	267,011	19.6
Construction, land & land development	230,259	15.3	140,067	10.3
Total commercial	1,397,482	92.9	1,245,329	91.6

Consumer:
Residential mortgage	100,818	6.7	106,362	7.8
Other consumer	6,698	0.4	7,724	0.6
Total consumer	107,516	7.1	114,086	8.4
Total loans held for investment	$1,504,998	100.0%	$1,359,415	100.0%

Total loans held for sale	$-	-	$-	-

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $8.7 million in nonperforming loans at September 30, 2014, compared with $16.7 million at December 31, 2013. The ratio of nonperforming loan to total loans was 0.58% at September 30, 2014 compared with 1.23% at December 31, 2013.

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

The following table presents information regarding nonperforming loans at the dates indicated:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$2,709	$1,496
Accruing loans 90 or more days past due	52	1,316
Restructured loans—nonaccrual	1,948	9,864
Restructured loans—accrual	3,973	4,072
Total nonperforming loans	$8,682	$16,748

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2014 was $15.3 million, representing 1.01% of total loans, compared with $16.4 million, or 1.20% of total loans, at December 31, 2013. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)

Average loans outstanding (1)	$1,419,540	$1,231,399
Total loans outstanding at end of period (1)	1,504,998	1,270,559
Allowance for loan losses at beginning of period	16,361	14,151
Provision for loan losses	1,443	1,126
Charge-offs:
Commercial and industrial	(1,967)	(916)
Commercial real estate	-	(333)
Residential mortgage	-	(186)
Other consumer	(1,287)	(52)
Total charge-offs	(3,254)	(1,487)
Recoveries:
Commercial and industrial	65	890
Owner occupied commercial real estate	14	136
Commercial real estate	1	21
Residential mortgage	15	25
Other consumer	617	12
Total recoveries	712	1,084
Net recoveries (charge-offs)	(2,542)	(403)
Allowance for loan losses at end of period	$15,262	$14,874

Ratio of allowance to end of period loans	1.01%	1.17%
Ratio of net charge-offs to average loans	0.18%	0.03%

(1)	Excluding loans held for sale

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2014, the carrying amount of investment securities totaled $244.8 million, a decrease of $10.7 million or 4.2% compared with $255.5 million at December 31, 2013. At September 30, 2014, securities represented 13.0% of total assets compared with 15.0% at December 31, 2013.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$55,142	$57	$(59)	$55,140
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	105,026	1,994	(146)	106,874
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	29,708	81	(352)	29,437
Total	$189,876	$2,132	$(557)	$191,451

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$17,777	$447	$(248)	$17,976
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	35,531	120	(431)	35,220
Total	$53,308	$567	$(679)	$53,196

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$45,168	$38	$(95)	$45,111
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	121,042	1,282	(934)	121,390
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,223	42	(529)	31,736
Total	$198,433	$1,362	$(1,558)	$198,237

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,788	$409	$(528)	$16,669
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,490	135	(706)	39,919
Total	$57,278	$544	$(1,234)	$56,588

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2014, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of September 30, 2014, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first nine months of 2014 or the 2013 fiscal year.

Deposits

Total deposits at September 30, 2014 were $1.6 billion, an increase of $130.3 million, or 9.0%, compared to $1.4 billion at December 31, 2013, due primarily to an increase in noninterest bearing demand deposits of $111.3 million and an increase in interest-bearing transaction and savings accounts of $48.1 million. Noninterest bearing deposits at September 30, 2014 were $393.6 million compared with $282.2 million at December 31, 2013, an increase of $111.3 million or 39.5%. Interest bearing deposits at September 30, 2014 were $1.2 billion an increase of $19.0 million or 1.6% compared with December 31, 2013.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30,
	2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$77,285	0.21%	$68,908	0.23%
Money market and savings deposits	537,146	0.43	574,819	0.55
Certificates and other time deposits	572,010	1.21	569,430	1.36
Total interest-bearing deposits	$1,186,441	0.79	$1,213,157	0.92
Noninterest-bearing deposits	323,180	-	255,692	-
Total deposits	$1,509,621	0.62%	$1,468,849	0.76%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Federal Home Loan Bank advances	$-	$46,858
Repurchase agreements	4,391	2,583
Total	$4,391	$49,441

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2014 and December 31, 2013, total borrowing capacity of $388.5 million and $301.0 million, respectively, was available under this arrangement.  At September 30, 2014, no borrowings were outstanding. At December 31, 2013,  $46.9 million was outstanding with an average interest rate of 0.32% and all of the Company’s FHLB advances mature within one year. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At September 30, 2014 and December 31, 2013, we had securities sold under agreements to repurchase with banking customers of $4.4 million and $2.6 million, respectively.

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At September 30, 2014 and December 31, 2013,  $275.6 million,  $288.6 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of September 30, 2014 and December 31, 2013, there were no federal funds purchased outstanding.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the nine months ended September 30, 2014 and the 2013 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of September 30, 2014, we had outstanding $489.8 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of September 30, 2014, we had cash and cash equivalents of $71.5 million, an increase of $36.7 million compared with $34.8 million as of December 31, 2013.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2014 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits and noncancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts.

	September 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$286,137	$140,643	$118,427	$-	$545,207
Operating leases	1,020	1,747	969	2,228	5,964
Total	$287,157	$142,390	$119,396	$2,228	$551,171

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	September 30, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$148,848	$159,352	$108,689	$72,945	$489,834
Standby and commercial letters of credit	4,292	8,237	7	-	12,536
Total	$153,140	$167,589	$108,696	$72,945	$502,370

Capital Resources

Total shareholders’ equity was $286.0 million at September 30, 2014, an increase of $86.7 million or 43.5% compared with $199.2 million at December 31, 2013. The increase was the result of proceeds from issuance of common stock in connection with initial public offering, net of expenses, of $72.5 million, retained earnings of $12.7 million for the nine month period and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings of $1.2 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of September 30, 2014 to the minimum and well capitalized regulatory standards:

	September 30, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$283,895	16.9%	$134,704	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	268,430	15.9	67,352	4.0	N/A	N/A
Tier I capital (to average assets)	268,430	14.7	72,944	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$274,066	16.3%	$134,573	8.0%	$168,216	10.0%
Tier 1 capital (to risk weighted assets)	258,601	15.4	67,286	4.0	100,930	6.0
Tier I capital (to average assets)	258,601	14.3	72,587	4.0	90,734	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
101*	Interactive Financial Data

*Filed with this Quarterly Report on Form 10-Q

**Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: November 12, 2014	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: November 12, 2014	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer