Form 10-K
period 2014-12-31
Green Bancorp, Inc.
filed 2015-03-31
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-36580

Green Bancorp, Inc.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	42-1631980 (I.R.S. Employer Identification No.)
4000 Greenbriar Houston, Texas (Address of principal executive offices)	77098 (Zip Code)

Registrant’s telephone number, including area code: (713) 275 – 8220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on which Registered NASDAQ Stock Market, Inc., Global Select Market System

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes  ☐No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

The Registrant was not a reporting company as of the end of its last completed second fiscal quarter.  The  aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on August 8, 2014 (the first day the shares of common stock were publicly traded) was approximately $439.1 million.

As of March 26, 2015, there were 26,176,118 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2014, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GREEN BANCORP, INC. AND SUBSIDIARY

2014 ANNUAL REPORT ON FORM 10-K

PART I.

ITEM 1. BUSINESS

Except where the context otherwise requires or where otherwise indicated, in this Annual Report on Form 10-K the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our banking subsidiary, Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A. In this Annual Report on Form 10-K, we refer to the Houston—Sugar Land—Baytown, Dallas—Fort Worth—Arlington,  Austin—Round Rock and Louisville—Jefferson County  metropolitan statistical areas as the Houston, Dallas, Austin and Louisville MSAs.

Our Company

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through sixteen full service branches in the Houston, Dallas, Austin and Louisville MSAs.  The Houston, Dallas and Austin MSAs are our target markets, and we believe their growing economies and attractive demographics, together with our scalable platform, provide us with opportunities for long‑term and sustainable growth. Our emphasis is on continuing to expand our existing business by executing on our proven portfolio banker driven business model as well as pursuing select strategic acquisitions and attracting additional talented bankers. As of December 31, 2014, we had consolidated total assets of $2.2 billion, total loans of $1.8 billion (of which $1.6 billion were originated by us and $238.4 million were acquired), total deposits of $1.8 billion and total shareholders’ equity of $288.4 million.

Our History and Growth

We are a Texas corporation that was incorporated on October 20, 2004. We began operations as a bank holding company on December 31, 2006 when we acquired Redstone Bank, a Houston community bank with two branches and $219.3 million in total assets. We were formed by our Chairman and Chief Executive Officer, Manny Mehos, who previously founded, led and sold Coastal Bancorp, Inc. after overseeing its growth from one branch and less than $11 million in assets in 1986 to 43 branches and $2.7 billion in assets in 2004, with the objective of building a commercially focused bank in attractive Texas metropolitan markets.

We have experienced significant growth since commencing operations, while maintaining what we believe to be a healthy balance sheet. During the period from December 31, 2010 through December 31, 2014, we experienced a 34% compounded annual growth rate in total loans and a 27% compounded annual growth rate in total deposits, while extending our branch footprint from five to sixteen locations and expanding our team of portfolio bankers from 21 to 53. A key aspect of our growth has been increasing our commercial and industrial loan balances, and as of December 31, 2014, we had the ninth largest commercial and industrial loan portfolio among banks headquartered in Texas. Our scale has allowed us to leverage our infrastructure to operate our business more efficiently as evidenced by the decrease in our efficiency ratio from 76.1% for the year ended December 31, 2010 to 67.0% for the year ended December 31, 2014, while our total assets grew from $874.1 million to $2.2 billion as of December 31, 2010 and 2014, respectively. We have also increased our net income from $1.7 million in 2010 to net income of $14.7 million in 2014, while preserving a strong credit culture and conservative risk profile as evidenced by the fact that our historical non‑performing assets to total assets ratio has consistently remained below the average among all publicly traded banks in the United States, according to information obtained from SNL Financial.

Loans (Dollars in millions)	Deposits (Dollars in millions)

Net income (Dollars in thousands)	Return on Average Assets

Following our acquisition of Redstone Bank, we have supplemented our organic growth and increased our total deposits by successfully completing and integrating the following acquisitions:

•OneWest Bank Asset Purchase: one branch of OneWest Bank located in the Dallas MSA with $188.4 million in total deposits, acquired in October 2010;

•Main Street Bank Asset Purchase: three branches of Main Street Bank located in the Houston MSA with $167.7 million in total deposits and $12.7 million in loans, acquired in October 2011;

•Opportunity Bancshares Stock Purchase: Opportunity Bancshares with one branch located in the Dallas MSA, $44.1 million in total deposits and $25.6 million in total loans, acquired in May 2012; and

•SharePlus Stock Purchase: SharePlus with three branches located in the Dallas MSA and one in Louisville MSA, $270.0 million in deposits and $251.2 million in loans, acquired in October 2014.

These acquisitions have provided significant strategic benefits and opportunities, including additional quality deposits which have provided funding for our lending business, new business lines which have contributed to the expansion of our product offerings and additional branches which have extended our geographic footprint and provided opportunities for consolidation of our support areas.

We have no current plans, arrangements or understandings to make any acquisitions at this time. However, at any given time we may be evaluating other acquisition candidates, conducting due diligence and may have entered into one or more letters of intent. We cannot assure you that we will enter into any definitive agreements in respect of any such transaction.

Our Initial Public Offering

We consummated the underwritten initial public offering of our common stock on August 7, 2014, where we sold an aggregate of 5,390,625 shares of our common stock and received approximately $72.5 million net proceeds from the sale of the shares in the offering. The Company’s common stock began trading on the NASDAQ Global Select Market on August 8, 2014.

Our Strategy

Our goal is to be a leading provider of personalized commercial and private banking services to Texas businesses, entrepreneurs and individuals while capitalizing on the vibrant and growing economies of our target markets. We have made the strategic decision to focus on the Houston, Dallas and Austin MSAs because we believe these markets offer a compelling combination of economic growth, favorable demographics and desirable prospective customers.

We employ a portfolio banking model that relies upon experienced bankers to originate quality loans, attract and retain low cost deposits and generate fee income. Within this model, our customers are generally assigned a dedicated portfolio banker who acts as the primary point of contact and relationship manager. We believe that this model allows us to build and maintain long‑term relationships, leading to increased business opportunities and referrals, while improving our risk profile through ongoing and proactive credit monitoring and loan servicing. Our portfolio banking model has been the primary driver of our loan growth and has also helped us achieve what we believe to be a comparatively high level of average deposits per branch. Our portfolio banking model incorporates a two‑tiered incentive structure designed to compensate our portfolio bankers at a level that is commensurate with their contribution to the successful execution of our business strategy.

Our target commercial customers include Texas based small and medium‑sized businesses in the manufacturing, distribution, supply and energy sectors, as well as real estate investors, mortgage originators and professional firms. We offer a wide variety of banking products and services, including loans, deposit products, including demand, savings, money market and time accounts, treasury management services, an interest rate swap program and a full suite of online banking solutions. We also seek to attract traditional retail customers and to generate retail business from mass affluent individuals with the capacity to maintain significant deposit balances with us through a combination of diverse product offerings with attractive rates, convenient branch locations and personalized service.

As a significant portion of our historical growth has occurred in a low interest rate environment, a key aspect of our strategy has been the maintenance of an asset‑sensitive balance sheet that we believe will produce increased net interest income if market interest rates rise. As of December 31, 2014,  78.8% of our total loans were comprised of floating‑rate loans, which may be subject to changes in yield as the interest rate environment changes. Our loan portfolio has grown to $1.8 billion as of December 31, 2014 from $555.9 million as of December 31, 2010, largely as a result of new loans originated by us during that period. Accordingly, our loan portfolio includes loans that we originated within the past two years, which we consider to be relatively unseasoned because of their limited payment history.

We intend to continue our legacy of growth by executing our portfolio banker driven organic growth strategy complemented by disciplined strategic acquisitions.

Portfolio Banker Growth Strategy.  Our portfolio banker driven growth strategy will continue to emphasize organic growth through:

•increasing the productivity of our existing portfolio bankers, as measured by loans, deposits and fee income per banker, while improving profitability by leveraging our existing scalable operating platform and lowering our cost of funding;

•providing a wide range of credit product offerings, including commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), reserve‑based energy loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit, residential real estate loans, home equity loans, home equity lines of credit (“HELOCs”), installment loans, unsecured and secured personal lines of credit and overdraft protection; and

•adhering to our disciplined and sophisticated underwriting process and a portfolio banking based loan servicing model to maintain strong credit metrics and a conservative risk profile.

Strategic Acquisitions.  We intend to supplement our organic growth by executing a disciplined acquisition strategy:

•focusing on targets with a quality loan and deposit customer base and attractive branch locations in the Houston, Dallas and Austin MSAs that possess favorable market share, low cost deposit funding, compelling noninterest income generating businesses and other unique and attractive characteristics;

•leveraging our reputation as an experienced acquirer of banks, recognizing many banks in our target markets face scale and operational challenges, regulatory burdens, management succession issues or shareholder liquidity expectations; and

•pursuing those transactions that we expect will produce attractive risk‑adjusted returns for our shareholders.

Recent Acquisitions

On October 17, 2014 we acquired SP Bancorp, Inc. and its subsidiary SharePlus Bank (together, “SharePlus”), a Texas chartered state bank headquartered in the Dallas MSA.  SharePlus operated as a full-service commercial bank, providing services that include the acceptance of checking and saving deposits and the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. As of September 30, 2014 SharePlus had four branches (three in the Dallas MSA and one in Kentucky), $33.7 million in stockholders’ equity, $348.7 million in assets, $280.5 million in deposits and $248.2 million in loans, and $204.0 million, or 82.2% of its total loan portfolio was comprised of residential and commercial real estate loans.

Pursuant to the terms of the acquisition agreement, we tendered $46.4 million in cash for all outstanding shares of SP Bancorp capital stock, which resulted in goodwill of $14.5 million as of December 31, 2014. Additionally, we recognized $3.5 million of core deposit intangibles as of December 31, 2014. The goodwill amount includes the effects of ongoing analysis of deferred tax attributes through March 26, 2015, which resulted in a $2.5 million increase in goodwill, a $3.5 million decrease in net deferred tax assets and a

$951 thousand increase in current tax receivable.    These goodwill, deferred tax asset and core deposit intangible balances as of December 31, 2014 do not include subsequent fair value adjustments that are still being finalized.

Our Competitive Strengths

We believe the following competitive strengths will allow us to capitalize on our substantial market opportunity and achieve our business goals:

Well‑positioned within attractive major metropolitan markets in Texas.  We are one of the few Texas based banking franchises focused primarily on the major metropolitan markets in the state with a presence in each of the Houston, Dallas and Austin MSAs. Substantially all of our branches are strategically located within these markets in areas that we consider to be among the most attractive in terms of serving existing and attracting new customers. We believe our model will allow us to continue to capitalize on the favorable demographic and commercial characteristics of our economically robust target markets. Within these markets, we target commercial customers with annual revenues between $5 and $150 million, and we believe that we offer customers of this size a greater level of attention than our larger competitors while providing access to a broad range of sophisticated banking products that cannot be matched by most community banks. There are numerous businesses located in the markets we serve meeting this profile and we believe that we are well‑positioned to attract these target customers relative to our competitors as a result of our extensive local knowledge, broad service offerings and portfolio banking model.

Scalable portfolio banking and operational platforms with the capacity to generate and accommodate significant organic growth.  Our management team has built a capable and knowledgeable staff and made significant investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth, while also improving operational efficiencies. As a result of the personalized nature of our portfolio banking model, we generally expect that it will take up to five years for our portfolio bankers to reach full capacity in terms of customer relationships and profitability. As of December 31, 2014, the average Green Bank tenure across our team of portfolio bankers was approximately three years, and we believe that our current team has the capacity to grow loans, deposits and fee income without significant additional overhead expense. Furthermore, we believe that our scalable credit, operational, technology and governance infrastructure will continue to allow us to efficiently and effectively manage the growth driven by our strategies. For example, our efficiency ratio has decreased from 76.1% for the year ended December 31, 2010 to 67.0% for the year ended December 31, 2014, while our total assets grew from $874.1 million to $2.2 billion as of December 31, 2010 and 2014, respectively.

Disciplined and sophisticated credit governance process.  Our approach to credit risk management balances well‑defined credit policies, disciplined underwriting criteria and ongoing risk monitoring and review processes with our portfolio banking model which demands that we respond promptly to our customers’ needs. Our processes emphasize early‑stage review of loans and regular credit evaluations, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our portfolio bankers. This balanced team approach has augmented our ability to identify potential problem loans early and has allowed us to maintain strong credit metrics while executing our growth strategy, as evidenced by the fact that our historical non‑performing assets to total assets ratio has consistently remained below the average among all publicly‑traded banks in the United States, according to information obtained from SNL Financial. In addition, we believe our nimble and responsive credit culture and underwriting process will help us to attract and retain experienced bankers who are eager to be more responsive to customers’ credit requests.

Experienced acquirer and integrator of financial institutions.  We have developed a proven platform to identify acquisition candidates, conduct comprehensive due diligence, model financial expectations, and effectively consummate the transaction and integrate the acquired institution into our scalable infrastructure and achieve synergies. Since completing a successful capital raise in 2010, we have completed four acquisitions. In addition, members of our senior management team have successfully led over 30 bank merger and acquisition transactions since the mid‑1980s, including public company transactions. There are approximately 500 banks headquartered in Texas, approximately 144 of which are headquartered in our target markets. Of these 144 banks, 61 reported total assets between $100 million and $1.5 billion as of December 31, 2014. These banks provide us with opportunities to selectively pursue strategic transactions that meet our stringent financial, cultural and risk criteria to support our continued growth. While we have no current plans, arrangements or understandings to make any acquisitions, at any given time we may be evaluating other acquisition candidates and may enter into one or more letters of intent. We cannot assure you if or when we will announce any such transaction.

Strong and experienced management team.  We are managed by a team of banking executives with complementary experience and personal attributes who have a history of managing large teams, leading acquisition and divestiture projects and managing significant growth in diverse markets and economic climates. Our four executive management team members are career bankers and each has over 25 years of banking experience, including significant experience within large, nationally recognized financial institutions. As a result, our executive management team has substantial expertise with numerous sophisticated banking products, extensive knowledge of the bank regulatory landscape, significant experience throughout numerous interest rate and credit cycles and a range of experience with banks of all sizes. We believe that this varied experience has resulted in a diverse and adaptive culture that enhances our ability to attract driven, entrepreneurial bankers as well as seasoned and capable credit professionals.

Our Banking Services

The following is a general discussion of our major types of business activities:

Lending Activities

We offer a variety of loans, including commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), reserve‑based energy loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products to national and regional companies, oil and gas producers, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit. Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Houston, Dallas, Austin and Louisville MSAs.

At December 31, 2014, we had total loans of $1.8 billion, representing 81.9% of our total assets. Our loan portfolio consisted of the following as of December 31, 2014:

	Originated	Acquired	Total	Percentage of Total

	(Dollars in thousands)

Commercial & industrial	$759,810	$28,600	$788,410	43.82%
Owner occupied commercial real estate	148,197	15,395	163,592	9.09
Commercial real estate	308,521	30,485	339,006	18.84
Construction, land & land development	230,143	10,523	240,666	13.38
Residential mortgage	107,275	149,791	257,066	14.29
Consumer and other	6,785	3,630	10,415	0.58
Total loans held for investment	$1,560,731	$238,424	$1,799,155	100.00%

As of December 31, 2014, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $165.8 million, or 9.2% of total loans, and $363.9 million, or 20.1% of total loans, respectively. See “Risk Factors—Risk Related to Our Business—We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.”

Loan Underwriting and Approval.  Historically, we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Our board of directors delegates loan authority up to board‑approved hold limits collectively to our Loan Committee, which is comprised of members of our executive management team and credit risk executives. Our board of directors also delegates more limited individual lending authority to our President and Corporate Chief Credit Officer, credit risk personnel, and, on a further limited basis, to selected lending managers in each of our target markets. Lending officers and relationship managers, including our portfolio bankers, do not have individual loan authority. When the total relationship exceeds an individual’s loan authority, a higher authority or Loan Committee approval is required. The objective of the Bank’s approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

•maintaining close relationships among our customers and their designated portfolio banker to ensure ongoing credit monitoring and loan servicing;

•granting loans on a sound and collectible basis;

•ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and

•ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.

Managing credit risk is a Company‑wide process. Our strategy for credit risk management includes well‑defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. Our processes emphasize early‑stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our portfolio bankers. Our Corporate Chief Credit Officer provides Company‑wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third‑party loan review is performed quarterly to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge‑offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

Our loan policies generally include other underwriting guidelines for loans collateralized by real estate. These underwriting standards are designed to determine the maximum loan amount that a borrower has the capacity to repay based upon the type of collateral securing the loan and the borrower’s income. Such loan policies include maximum amortization schedules and loan terms for each category of loans collateralized by liens on real estate.

In addition, our loan policies provide guidelines for personal guarantees; environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses and other matters relating to lending practices.

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level. The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases. The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to manage the risk involved in these loans and to meet the lending needs of its customers requiring extensions of credit in excess of these limits.

The Bank’s legal lending limit as of December 31, 2014 on loans to a single borrower was approximately $39.3 million. However, we maintain an in‑house, board‑approved “hold” limit of $20.0 million for loans to a single borrower. Currently, only mortgage‑warehouse and reserve‑based energy loans are authorized to utilize the full hold limit, while all other products and businesses are subject to a $15.0 million hold limit. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

Our loan policies provide general guidelines for loan‑to‑value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan‑to‑value limitations follow limits established by applicable law.

Loan Types.  We provide commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), reserve‑based energy loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products to national and regional companies, oil and gas producers, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. The types of loans we make to consumers include residential real estate loans, home equity loans, HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit. Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Houston, Dallas, Austin and Louisville MSAs.

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, reserve‑based energy loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. Our target commercial customers include Texas based small and medium-sized businesses in the manufacturing, distribution, supply and energy sectors, as well as mortgage originators and professional firms. The energy industry is complex, technical and cyclical.  Experienced bankers with specialized energy lending experience originate our energy loans.  As of December 31, 2014, our energy related service industry exposure was $94.8 million or 5.2% of our total funded loans.

We take as collateral a lien on general business assets including, among other things, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate commercial and industrial loan maturities are generally short‑term, with three‑to‑five year maturities, or include periodic interest rate resets. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained. As of December 31, 2014, we had $50.1 million of commercial and industrial loans due after five years, comprised of loans with government guarantees and a small number of syndicated loans and corporate borrowers. These loans had a weighted average maturity of approximately seven years.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

Mortgage Warehouse Loans.  As part of our commercial and industrial loan portfolio, our mortgage warehouse finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment. At December 31, 2014, mortgage finance loans totaled approximately $90.7 million, approximately 5.0% of our total funded loans.

Reserve‑based Energy Loans.  As part of our commercial and industrial loan portfolio, we make reserve‑based energy loans to small and medium‑sized independent oil and gas producers who derive a majority of their revenues from the sale of oil and gas products and whose credit needs require a technical evaluation of oil and gas reserves. The primary collateral for reserve‑based loans are the borrower’s interests in oil and gas leases and related facilities, the majority of which are proven developed producing properties. Collateral is evaluated on a case‑by‑case basis by a third‑party petroleum engineer. In order to determine the collateral value and derive the appropriate loan structure, loans require an engineering evaluation of property value and cash flow no less frequently than semi‑annually. We formulate a borrowing base or loan amount and an appropriate amortization, when applicable, taking into account factors such as overall financial capacity of the borrower and secondary sources of repayment and whether the cash flow will amortize the loan within safe margins. Our reserve‑based energy loans generally have variable interest rates and terms that typically range from one to two years. As of December 31, 2014, we had $157.0 million of reserve‑based energy loans outstanding, approximately 8.7% of our total funded loans.

Payments on loans secured by oil and gas reserves are generally dependent on the borrower’s ability to economically extract, transport and sell the underlying oil and/or gas. Accordingly, repayment of these loans may be subject to adverse developments in commodity prices and the local, national and global economy to a greater extent than other types of loans. In underwriting reserve‑based energy loans, we seek to minimize these risks in a variety of ways, including by lending only to borrowers with a proven track record and who measurably possess the capacity, with emphasis on cash flow, to repay the loan. Although an evaluation of the oil and gas collateral typically is the basis for the capacity portion of the lending decision, the borrower’s future cash flow position is critical in understanding the risk profile of the transaction as is complete knowledge of the purpose of the loan, the income and expense sources, and the complete financial obligations of the borrower.

Owner Occupied and Non‑Owner Occupied Commercial Real Estate Loans.  We make commercial mortgage loans collateralized by real estate, which may be owner occupied or non‑owner occupied real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well‑managed property with adequate margins and generally obtain a guarantee from responsible parties. Our commercial mortgage loans generally are collateralized by first liens on real estate, have variable or fixed interest rates and amortize over a 10‑to‑25 year period with balloon payments or rate adjustments due at the end of three to seven years.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner occupied real estate) or management (in the case of non‑owner occupied real estate) of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. In underwriting commercial real estate loans, we seek to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition. The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition and industry trends.

Construction, Land and Land Development Loans.  We make loans to finance the construction of residential and non‑residential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above also are used in our construction lending activities. Our construction loans generally have terms that typically range from three to five years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor and generally utilize a one‑ to three‑year interest‑only period during development/construction followed by a two‑ to five‑year period requiring amortization or in some cases principal curtailments. Our policy requires all commercial real estate loans with an initial maturity in excess of three years (other than construction and development loans) to have principal amortization at least sufficient to repay the loan on a 25 year schedule. We offer an owner‑occupied commercial real estate loan product, which includes construction financing, with terms up to 20 years. As of December 31, 2014, we had approximately $86.1 million of construction, land and development loans due after five years, with a weighted average maturity of eight years.

Construction loans generally involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan‑to‑value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, there is no assurance that we will be able to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and it may be necessary to hold the property for an indeterminate period of time subject to the regulatory limitations imposed by the National Bank Act and the Office of the Comptroller of the Currency (the “OCC”).

Residential Mortgage Loans.  We make residential real estate loans primarily collateralized by owner occupied properties located in our market areas. We offer a variety of mortgage loan products, which include conventional, FHA, VA fixed and variable rate mortgages, with amortization periods up to 30 years. Loans collateralized by one‑to‑four family residential real estate generally are originated in amounts of no more than 80% of appraised value. Home equity loans and HELOCs are generally limited to a combined loan‑to‑value ratio of 80%, including the subordinate lien. We retain a valid lien on real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.

Consumer and Other Loans.  We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than do residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

Deposit Products

Our services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services in addition to our loan offerings. Our principal source of funds is deposits. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including small to medium‑sized businesses. The types of deposit accounts consist of demand, savings, money market and time accounts. We actively pursue business checking accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers.

We actively pursue commercial deposit accounts that will benefit from the utilization of our treasury management services. This line of business provided $290.3 million in commercial demand deposit accounts as of December 31, 2014.

We have developed a specialty in providing depository services to Texas based municipal utility districts and other public entities. These deposits are generally insured time deposits with some customers utilizing FHLB letters of credit to secure the uninsured portion of deposits greater than $250,000. This line of business provided $123.2 million in time deposit funding with $45.2 million in pledged letters of credit as of December 31, 2014.

We offer a money market account for financial institutions which generally pays a rate slightly above alternative rates available from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) Banks or correspondent banks through traditional federal funds. This product is marketed by specialty bankers specifically focused on this line of business, and provided $181.5 million in money market account funding as of December 31, 2014.

In addition, we provide enhanced depository services, including customized reporting, for trustees appointed by the U.S. Bankruptcy Court. These deposits are generally demand deposits with a portion of our securities portfolio pledged to the uninsured portion of single debtor accounts exceeding the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. This line of business provided $82.6 million in demand deposit funding in 1,899 separate accounts with $54.8 million in securities pledged as of December 31, 2014.

Other Products and Services

We offer banking products and services that are attractively priced and easily understood by the customer, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as extended drive‑through hours, ATMs, Bank at Work and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s and travelers checks and letters of credit, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services.

We offer Bank at Work programs to the employees of PepsiCo and Yum! Brands, through two full service branches, one in the Frito-Lay headquarters in Plano, Texas and one in the Yum! Brands headquarters in Louisville, Kentucky.  In addition, four other corporate locations are supported through our limited service concierge branches, on-site ATMs and our bank-by-phone e-branch.  In addition to on-site services, we may offer, from time to time, discounted loan fees, employee relocation mortgage services, CD rate special, Lunch and Learn financial education opportunities and other services to support the nationwide employee bases of companies participating in the Bank at Work programs.  All of these Bank at Work services are managed out of our Plano location.

We are currently focused on expanding noninterest income though increased income from our treasury management services and our interest rate swap program. We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury Management Services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts including loan sweep.

Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into an interest rate swap contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” interest rate swap contract with a correspondent bank counterparty. The two interest rate swaps are carried at market value with changes in value offsetting. We carried $24.5 million in notional value customer interest rate swaps and $24.5 million notional value interest rate swaps outstanding with correspondent bank counterparties as of December 31, 2014.

Our Market Areas

We believe that a key factor contributing to our ability to achieve our business objectives and to create shareholder value is the attractiveness of the Texas market, including the favorable demographic and economic characteristics of our target markets within Texas.

Our primary markets are the Houston, Dallas and Austin MSAs, which we consider to be among the most attractive markets in the United States. The table below summarizes certain key demographic information relating to our target markets and our presence within these markets:

	Number of Branches	Number of Portfolio Bankers	Total Loans	Total Deposits	2014 Total Population(1)	2014 - 2019 Projected Population Growth(1)	2014 - 2019 Projected Household Income Growth(1)

	(Dollars in millions)
Houston MSA	7	25	$1,022.0	$1,073.6	6,352,744	8.69%	4.18%
Dallas MSA (2)	8	23	632.1	721.2	6,887,537	8.57	2.69
Austin MSA	1	5	145.1	50.9	1,912,746	11.45	4.62
Texas					26,668,922	7.60	6.07
United States					317,199,353	3.50	4.58

(1)According to SNL Financial.

(2)Includes Bank at Work operations.

Houston.  Houston ranks third in the nation as a home to Fortune 500 company headquarters, including Phillips 66, ConocoPhillips, Marathon Oil and Sysco, along with the Texas Medical Center, which is the largest health complex in the world, and benefits from a vibrant and diverse economy underpinned by a strong energy sector. The Houston MSA is the fifth largest in the country and the city of Houston is the fourth most populous city in the United States, according to 2013 U.S. Census Bureau estimates. The Houston MSA had the third highest percentage employment growth of the 12 most populous MSAs during the 12 months ended December 2014, according to the U.S. Bureau of Labor Statistics.

Dallas.  Dallas ranks fourth in the nation as a home to Fortune 500 company headquarters, including ExxonMobil, AT&T, Texas Instruments and Southwest Airlines. The Toyota Motor Company is currently in the process of relocating its North America headquarters to Plano and the new facility is expected to be completed by early 2017.  The Dallas MSA is the fourth largest in the country and the city of Dallas is the ninth most populous city in the United States, according to 2013 U.S. Census Bureau estimates. The Dallas MSA had the highest percentage employment growth of the 12 most populous MSAs during the 12 months ended December 2014, according to the U.S. Bureau of Labor Statistics.

Austin.    Austin is the capital of Texas, home to the University of Texas, and a major national cultural, arts, film and media center and a home to numerous company headquarters including Dell and Whole Foods Markets. The Austin MSA ranked third among the nation’s 10 fastest growing MSAs with a 9.7% population increase between 2010 and 2013, according to U.S. Census data. The city of Austin’s job growth of 3.8% makes it the third best performing among the 50 largest U.S. metro areas for the twelve months ended July 2014. Austin was recently ranked first among the best cities for future job growth by Forbes.com. The city of Austin is the eleventh most populous city in the United States, according to 2013 U.S. Census Bureau estimates.

Our Portfolio Banking Model

We employ a portfolio banking model that relies upon experienced bankers to originate quality loans, attract and retain low cost deposits and generate fee income. Within this model, customers are assigned a dedicated portfolio banker who acts as the primary point of contact and relationship manager, eliminating the need to utilize a less personal call center to interact with our customers.

We have implemented a two‑tiered incentive structure designed to compensate our portfolio bankers at a level that is commensurate with their contribution to the successful execution of our business strategy. Pursuant to our Portfolio Banker Compensation Program, each eligible portfolio banker’s base salary is determined by reference to a salary matrix and net interest margin target. The salary matrix is scaled based on the size of the banker’s “portfolio,” which includes the amount of loans and weighted deposits attributable to such banker. Deposits are weighted by category according to cost with noninterest‑bearing deposits receiving maximum credit. Base salaries are subject to adjustment based on performance appraisals as well as our portfolio bankers’ management of credit risk within their portfolio.

Under our Portfolio Banker Incentive Program, portfolio bankers receive an incentive award based on the achievement of loan and deposit growth targets and asset quality and performance goals. Generally, the incentive award represents an uncapped share in the growth in loans and weighted deposits generated by eligible portfolio bankers during the applicable period, according to an established formula. Eligible portfolio bankers also receive a percentage of the attributable net loan origination and certain other fees received by us. Incentive awards are subject to adjustment based on performance appraisals as well as our portfolio bankers’ management of credit risk as growth objectives are pursued.

Investments

The primary objectives of our investment policy are to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.

As of December 31, 2014, the book value of our investment portfolio totaled $238.3 million, with an average yield of 1.59% and an estimated duration of approximately 3.2 years.

Our Bank board of directors and the Asset Liability Committee (“ALCO”) are responsible for the regular review of our investment activities and the review and approval of our investment policy. Day to day transactions affecting our investment securities portfolio are managed by our senior executives in accordance with the guidelines set forth in our investment policy. These investment activities are reviewed by our Bank board of directors and ALCO.

Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of the U.S. Treasury and other U.S. government agencies or sponsored entities, including mortgage‑backed securities and collateralized mortgage obligations.

Information Technology Systems

We have recently made and continue to make significant investments in our information technology systems for our banking and lending operations and treasury management activities. We believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We outsource our core data and item processing services to a nationally recognized bank software vendor, and have recently upgraded to the vendor’s primary system which has the capability of serving our primary data processing needs well beyond the $5 billion total assets size range. Our internal network and e‑mail systems are maintained in‑house and we recently invested in the establishment of a back‑up site out of our Richardson, Texas location. This back‑up site provides for redundancy and disaster recovery capabilities.

The majority of our other systems including our electronic funds transfer, transaction processing and our online banking services are hosted by third‑party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

Competition

The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non‑bank financial institutions located in our market areas in Texas for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include Chase, Wells Fargo, Bank of America, BBVA Compass, Amegy, Comerica, Regions, Prosperity Bank, BancorpSouth, Independent Bank, Texas Capital and various community banks.

We are subject to vigorous competition in all aspects of our business from banks, savings banks, savings and loan associations, finance companies, credit unions and other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, asset‑based non‑bank lenders, insurance companies and certain other non‑financial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than we can.

Many of the banks and other financial institutions with which we compete have greater financial strength, marketing capability and name recognition than us and operate on a statewide, regional or nationwide basis. These institutions are also likely to have legal loan limits substantially in excess of those that we maintain. Such institutions can perform certain functions for their customers, including trust, securities brokerage and international banking services, which we presently do not offer directly. Although we may offer these services through correspondent banks, the inability to provide such services directly may be a competitive disadvantage and this may affect our ability to generate business, attract experienced bankers and capitalize on acquisition opportunities.

We also face competition for acquisition opportunities in connection with the implementation of our acquisition strategy. Because there are a limited number of acquisition opportunities in our target markets, we face competition from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities.

In addition, recent developments in technology and mass marketing have permitted larger companies to market loans and other products and services more aggressively to our small business customers. Such advantages may enable our competitors to realize greater economies of scale and operating efficiencies than we can. Further, some of the non‑bank competitors are not subject to the same extensive regulations that govern the Company and the Bank. Various legislative acts in recent years have led to increased competition among financial institutions and competition from both financial and non‑financial institutions is expected to continue. See “Risk Factors—We face strong competition from financial services companies and other companies that offer banking services, which could harm our business.”

We have been able to compete effectively with other financial institutions by providing a high level of personalized banking service to professionals and owner‑operated businesses and by emphasizing quick and flexible responses to customer demands; establishing long‑term customer relationships and building customer loyalty; and by offering products and services designed to address the specific needs of our customers. We rely heavily on the continued business generation of our portfolio bankers and the efforts of our officers and directors for the solicitation and referral of potential customers and we expect this to continue for the foreseeable future.

Our Employees

As of December 31, 2014, we had 272 full time employees and no part‑time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

Available Information

The Company files reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended. You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is  http://www.sec.gov  .

Documents filed by the Company with the SEC are available from the Company without charge (except for exhibits to the documents). You may obtain documents filed by the Company with the SEC by requesting them in writing or by telephone from the Company at the following address:

Green Bancorp, Inc.

4000 Greenbriar Street

Houston, Texas 77098

Attention: John P. Durie

Executive Vice President and Chief Financial Officer

Telephone: (713) 275-8220

Documents filed by the Company with the SEC are also available on the Company’s website, http://investors.greenbank.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10‑K.

REGULATION AND SUPERVISION

The U.S. banking industry is highly regulated under federal and state law. These laws and regulations affect the operations of the Company and its subsidiaries.

Statutes, regulations and policies limit the activities in which we may engage and the manner in which we conduct our permitted activities. Further, the regulatory system imposes reporting and information collection obligations. We incur significant costs relating to compliance with these laws and regulations. Banking statutes, regulations and policies are continually under review by federal and state legislatures and regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material adverse effect on our business.

The material statutory and regulatory requirements that are applicable to us are summarized below. The description below is not intended to summarize all laws and regulations applicable to us, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.

Bank and Bank Holding Company Regulation

The Bank is currently a national bank. As a national bank organized under the National Bank Act, the Bank is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the OCC.

Any entity that directly or indirectly controls a bank must be approved by the Federal Reserve under the BHC Act to become a bank holding company (a “BHC”). BHCs are subject to regulation, inspection, examination, supervision and enforcement by the Federal Reserve under the BHC Act. The Federal Reserve’s jurisdiction also extends to any company that is directly or indirectly controlled by a BHC.

The Company, which controls the Bank, became a BHC in 2006. As a BHC, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. The Company is also subject to supervision, regulation, examination and enforcement by the Texas Department of Banking.

FDIC Deposit Insurance

The FDIC is an independent federal agency that insures the deposits of federally insured depository institutions up to applicable limits. The FDIC also has certain regulatory, examination and enforcement powers with respect to FDIC‑insured institutions. The deposits of the Bank are insured by the FDIC up to applicable limits. As a general matter, the maximum deposit insurance amount is $250,000 per depositor.

Broad Supervision, Examination and Enforcement Powers

A principal objective of the U.S. bank regulatory system is to protect depositors by ensuring the financial safety and soundness of banking organizations. To that end, the banking regulators have broad regulatory, examination and enforcement authority. The regulators regularly examine the operations of banking organizations. In addition, banking organizations are subject to periodic reporting requirements.

The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:

•enjoin “unsafe or unsound” practices;

•require affirmative actions to correct any violation or practice;

•issue administrative orders that can be judicially enforced;

•direct increases in capital;

•direct the sale of subsidiaries or other assets;

•limit dividends and distributions;

•restrict growth;

•assess civil monetary penalties;

•remove officers and directors; and

•terminate deposit insurance.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. Engaging in unsafe or unsound practices or failing to comply with applicable laws, regulations and supervisory agreements could subject the Company, and subsidiaries of the Company or their officers, directors and institution‑affiliated parties to the remedies described above and other sanctions.

The Dodd‑Frank Act

On July 21, 2010, the Dodd‑Frank Act was signed into law. The Dodd‑Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, the changing roles of credit rating agencies, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen safety and soundness within, the financial services sector. Additionally, the Dodd‑Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the OCC and the FDIC.

The following items provide a brief description of certain provisions of the Dodd‑Frank Act that are most relevant to the Company and the Bank.

•Source of strength.  The Dodd‑Frank Act requires all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to the Bank should it experience financial distress.

•Limitation on federal preemption.  The Dodd‑Frank Act significantly reduces the ability of national banks to rely on federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to the Bank, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•Mortgage loan origination and risk retention.  The Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd‑Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset‑backed securities that the securitizer issues. On January 10, 2013, federal regulators released the “qualified mortgage” rule. The qualified mortgage rule is intended to clarify the application of the Dodd‑Frank Act requirement that mortgage lenders have a reasonable belief that borrowers can afford their mortgages, or the lender may not be able to foreclose on the mortgage.

On August 28, 2013, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a proposed rule in connection with the risk retention requirement mandated by Section 941 of the Dodd‑Frank Act. The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The proposed rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the Consumer Financial Protection Bureau (“CFPB”). In addition, the proposed rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

•Imposition of restrictions on certain activities.  The Dodd‑Frank Act imposes a new regulatory structure on the over‑the‑counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non‑bank affiliates. The Dodd‑Frank Act also requires certain persons to register as a “major swap participant,” “swap dealer,” “major security‑based swap participant” or a “security‑based swap dealer.” The U.S. Commodity Futures Trading Commission has substantially completed adopting regulations to implement much of the new derivatives regulatory structure of the Dodd‑Frank Act. The SEC and other U.S. regulators are still in the process of adopting regulations to implement the new derivatives regulatory structure of the Dodd‑Frank Act. With regard to security‑based swaps, it is anticipated that this further rulemaking will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements and the types of swaps that are required to be centrally cleared and exchange‑traded. Rules will also be issued to enhance the oversight of clearing and trading entities. As these remaining rules are implemented, new restrictions or limitations may affect our ability to manage certain risks in our business.

•Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd‑Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non‑bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing FDIA and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

•Consumer Financial Protection Bureau.  The Dodd‑Frank Act created a new, independent CFPB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial laws. In addition, the Dodd‑Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•Deposit insurance.  The Dodd‑Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd‑Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

•Transactions with affiliates and insiders.  The Dodd‑Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•Enhanced lending limits.  The Dodd‑Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. On June 25, 2013, the OCC published a final rule amending its existing lending limits to incorporate changes made by the Dodd‑Frank Act. The Dodd‑Frank Act and the final rule amend the OCC’s lending limit regulation to include credit exposures arising from derivative transactions and repurchase agreements, reverse repurchase agreements, securities lending transactions and securities borrowing transactions. The final rule exempts certain types of transactions, and outlines the methods that banks can choose from to measure credit exposures of derivative transactions and securities financing transactions. In most cases, a bank may choose which method it will use; the OCC, however, may specify that a bank use a particular method for safety and soundness reasons.

•Corporate governance.  The Dodd‑Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd‑Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive‑based compensation clawback policies for executive officers and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the JOBS Act allowing us to not seek a non‑binding advisory vote on executive compensation or golden parachute arrangements.

The requirements of the Dodd‑Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd‑Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

The Volcker Rule

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds.  The Volcker Rule became effective on July 21, 2012, and provided for a two-year “conformance period” for financial institutions to conform their proprietary trading and covered funds activities.  However, when the final rules were adopted, the Federal Reserve Board extended the conformance period of one year to July 21, 2015.  While the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have any effect on the operations of the Company.

Notice and Approval Requirements Related to Control

Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC‑insured depository institution. These laws include the BHC Act, the Change in Bank Control Act and the Savings and Loan Holding Company Act. Among other things, these laws require regulatory filings by a shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC‑insured depository institution. The determination whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, a party is deemed to control a depository institution or other company if the party owns or controls 25% or more of any class of voting stock. Subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. If a party’s ownership of the Company were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes. This could subject the investor to regulatory filings or other regulatory consequences.

In addition, except under limited circumstances, BHCs are prohibited from acquiring, without prior approval:

•control of any other bank or BHC or all or substantially all the assets thereof; or

•more than 5% of the voting shares of a bank or BHC which is not already a subsidiary.

Permissible Activities and Investments

Banking laws generally restrict the ability of the Company from engaging in, or acquiring 5% or more of the voting shares of a company engaged in, activities other than those determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Gramm‑Leach‑Bliley Financial Modernization Act of 1999 (the “GLB Act”) expanded the scope of permissible activities for a BHC that qualifies as a financial holding company. Under the regulations implementing the GLB Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to a financial activity. Those activities include, among other activities, certain insurance and securities activities. Qualifications for becoming a financial holding company include, among other things, meeting certain specified capital standards and achieving certain management ratings in examinations. Under the Dodd‑Frank Act, BHCs and their subsidiaries must be well‑capitalized and well‑managed in order for the BHC and its nonbank affiliates to engage in the expanded financial activities permissible only for a financial holding company.

In addition, as a general matter, the establishment or acquisition by the Company of a depository institution or, in certain cases, a non‑bank entity, requires prior regulatory approval.

Regulatory Capital Requirements and Capital Adequacy

The federal bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, national banks and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. The final supervisory determination on an institution’s capital adequacy is based on the regulator’s assessment of numerous factors.

As a BHC and a national bank, the Company and the Bank are subject to regulatory capital requirements.

The Federal Reserve has established risk‑based and leverage capital guidelines for BHCs, including the Company. The OCC has established substantially similar risk‑based and leverage capital guidelines applicable to national banks, including the Bank. The risk‑based capital guidelines in effect as of December 31, 2014, commonly referred to as “Basel I,” were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. The federal banking agencies subsequently adopted separate risk‑based capital guidelines for so‑called “core banks” based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in November 2005. The revised comprehensive capital framework referred to as “Basel III” is effective January 1, 2015.

Basel I

Under Basel I, the minimum ratio of total capital to risk‑weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off‑balance sheet items such as standby letters of credit) was 8%. At least half of total capital must have been composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), qualifying non‑cumulative perpetual preferred stock (and, for BHCs only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets for all but the most highly rated BHCs.

The federal banking agencies have also established risk‑based and leverage capital guidelines that FDIC‑insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

Basel II

Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of “core” banking organizations that are be required to use the advanced approaches under Basel II for calculating risk‑based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and the Bank are not among the core banking organizations required to use Basel II advanced approaches.

Basel III

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase‑in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010, and are subject to individual adoption by member nations, including the United States. Under these standards, when fully phased‑in on January 1, 2019, banking institutions will be required to satisfy three risk‑based capital ratios:

i.A common equity tier 1 ratio of at least 7.0%, inclusive of 4.5% minimum common equity tier 1 ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk‑weighted assets;

ii.A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

iii.A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.

US Implementation of Basel III – Effective January 1, 2015

In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk‑based and leverage capital requirements and their method for calculating risk‑weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd‑Frank Act. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, under the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’

regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.  While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all banking organizations, including the Company and the Bank.

Among other things, the Basel III Capital Rules: (i) introduce a new capital measure entitled “Common Equity Tier 1” (“CET1”); (ii) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank intend to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules also provide a permanent exemption from the proposed phase out of existing trust preferred securities and cumulative perpetual preferred stock from regulatory capital for banking organizations with less than $15 billion in total assets, while also implementing stricter eligibility requirements for regulatory capital instruments that should serve to disallow the inclusion of all non‑exempt issuances of trust preferred securities and cumulative perpetual preferred stock from tier 1 capital. The Basel III Capital Rules also provide additional constraints on the inclusion of minority interests, mortgage servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions in tier 1 capital, as well as providing stricter risk weighting rules to these assets.

The Basel III Capital Rules provide for the following initial minimum capital to risk‑weighted assets ratios:

i.4.5% based upon CET1;

ii.6.0% based upon tier 1 capital; and

iii.8.0% based upon total regulatory capital.

A minimum leverage ratio (tier 1 capital as a percentage of total assets) of 4.0% is also required under the Basel III Capital Rules. The Basel III Capital Rules additionally require institutions to retain a capital conservation buffer of 2.5% above these required minimum capital ratio levels. Banking organizations that fail to maintain the minimum 2.5% capital conservation buffer could face restrictions on capital distributions or discretionary bonus payments to executive officers, with distributions and discretionary bonus payments being completely prohibited if no capital conservation buffer exists, or in the event of the following: (i) the banking organization’s capital conservation buffer was below 2.5% at the beginning of a quarter and (ii) its cumulative net income for the most recent quarterly period plus the preceding four calendar quarters is less than its cumulative capital distributions (as well as associated tax effects not already reflected in net income) during the same measurement period.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (4) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The Basel III Capital Rules also provide stricter rules related to the risk weighting of past due and certain commercial real estate loans, as well as on some equity investment exposures, and replaces the existing credit rating approach for determining the risk weighting of securitization exposures with an alternative approach.

Finally, the Basel III Capital Rules amend the thresholds under the “prompt corrective action” framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure, as discussed below under “Prompt Corrective Action.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The federal banking agencies’ risk-based and leverage capital ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

The enactment of the Basel III Capital Rules will increase the required capital levels that the Company and the Bank must maintain. The Basel III Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.

Liquidity Coverage Ratio.

The Basel III Capital Rules adopted in July 2013 did not address the proposed liquidity coverage ratio (“LCR”) called for by the Basel Committee’s Basel III framework. On October 24, 2013, the Federal Reserve issued a proposed rule implementing a LCR requirement in the United States for larger banking organizations. Neither the Company nor the Bank would be subject to the LCR requirement as proposed.

Prompt Corrective Action

Under the FDIA, the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls.

•A bank is “well capitalized” if it has a total risk-based capital ratio of 10.0% or higher; a CET1 capital ratio of 6.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 8.0% or higher (6.0% prior to January 1, 2015); a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

•A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or higher; a CET1 capital ratio of 4.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 6.0% or higher (4.0% prior to January 1, 2015); a leverage ratio of 4.0% or higher; and does not meet the criteria for a well capitalized bank.

•A bank is “under capitalized” if it has a total risk-based capital ratio of less than 8.0%; a CET1 capital ratio less than 4.5% (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%.

•A bank is “significantly under capitalized” if it has a total risk-based capital ratio of less than 6.0%; a CET1 capital ratio less than 3.0% (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%.

•A bank is “critically under capitalized” if it has tangible equity equal to or less than 2.0% of average quarterly tangible assets.

At December 31, 2014, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date. Management estimates that, as of December 31, 2014, the Bank would be classified as “well-capitalized” under the Basel III Capital Rules for purposes of the FDIC’s prompt corrective action regulations.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  Under certain circumstances, a well‑capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

As noted above, the Basel III Capital Rules amend the thresholds under the “prompt corrective action” framework enforced with respect to the Bank by the OCC to reflect both (i) the generally heightened requirements for regulatory capital ratios as well as (ii) the introduction of the CET1 capital measure.

Regulatory Limits on Dividends and Distributions

Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash‑out merger and other distributions charged against capital. The Federal Reserve and OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments.

For example, under applicable regulations, the Bank must file an application for OCC approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years. Additionally, the Bank may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk‑based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notified the Bank that it was in need of more than normal supervision. Under the FDIA, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.

In addition, the Bank may become subject to supervisory limits on its ability to declare or pay a dividend or reduce its capital unless certain conditions are satisfied.

Reserve Requirements

Pursuant to regulations of the Federal Reserve, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts. In addition, reserves must be maintained on certain non‑personal time deposits. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.

Limits on Transactions with Affiliates and Insiders

Insured depository institutions are subject to restrictions on their ability to conduct transactions with affiliates and other related parties. Section 23A of the Federal Reserve Act imposes quantitative limits, qualitative requirements and collateral requirements on certain transactions by an insured depository institution with, or for the benefit of, its affiliates. Transactions covered by Section 23A include loans, extensions of credit, investment in securities issued by an affiliate and acquisitions of assets from an affiliate. Section 23B of the Federal Reserve Act requires that most types of transactions by an insured depository institution with, or for the benefit of, an affiliate be on terms at least as favorable to the insured depository institution as if the transaction were conducted with an unaffiliated third‑party.

As noted above, the Dodd‑Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and a clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd‑Frank Act, including by requiring coordination with other bank regulators.

The Federal Reserve’s Regulation O and OCC regulations impose restrictions and procedural requirements in connection with the extension of credit by an insured depository institution to directors, executive officers, principal shareholders and their related interests.

Brokered Deposits

The FDIA restricts the use of brokered deposits by certain depository institutions. Under the applicable regulations, (i) a “well capitalized insured depository institution” may solicit and accept, renew or roll over any brokered deposit without restriction, (ii) an “adequately capitalized insured depository institution” may not accept, renew or roll over any brokered deposit unless it has applied for and been granted a waiver of this prohibition by the FDIC and (iii) an “undercapitalized insured depository institution” may not accept, renew or roll over any brokered deposit. The FDIC may, on a case‑by‑case basis and upon application by an adequately capitalized insured depository institution, waive the restriction on brokered deposits upon a finding that the acceptance of brokered deposits does not constitute an unsafe or unsound practice with respect to such institution.

Concentrated Commercial Real Estate Lending Guidance

The federal banking agencies, including the OCC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non‑farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied commercial real estate loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Examination Fees

The OCC currently charges fees to recover the costs of examining national banks, processing applications and other filings, and covering direct and indirect expenses in regulating national banks. The Dodd‑Frank Act provides various agencies with the authority to assess additional supervision fees.

Deposit Insurance Assessments

FDIC‑insured depository institutions are required to pay deposit insurance assessments to the FDIC. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk‑based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. Deposit insurance assessments fund the DIF. As noted above, the Dodd‑Frank Act changed the way an insured depository institution’s deposit insurance premiums are calculated. These changes may impact assessment rates, which could impact the profitability of our operations.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If we invest in or acquire an insured depository institution that fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non‑deposit creditors, including us, with respect to any extensions of credit they have made to such insured depository institution.

Anti‑Money Laundering and OFAC

Under federal law, financial institutions must maintain anti‑money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non‑U.S. financial institutions and non‑U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

The U.S. Department of the Treasury’s (“U.S. Treasury Department”) Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Company or the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Company or the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities.

Consumer Laws and Regulations

Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

•Truth in Lending Act;

•Truth in Savings Act;

•Electronic Funds Transfer Act;

•Expedited Funds Availability Act;

•Equal Credit Opportunity Act;

•Fair and Accurate Credit Transactions Act;

•Fair Housing Act;

•Fair Credit Reporting Act;

•Fair Debt Collection Act;

•GLB Act;

•Home Mortgage Disclosure Act;

•Right to Financial Privacy Act;

•Real Estate Settlement Procedures Act;

•laws regarding unfair and deceptive acts and practices; and

•usury laws.

Many states and local jurisdictions have consumer protection laws analogous, and in addition to, those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. The creation of the CFPB by the Dodd‑Frank Act has led to enhanced enforcement of consumer financial protection laws.

The Community Reinvestment Act

The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate‑income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the federally insured bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a BHC’s controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When the Company or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of the target institution and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. Following its most recent CRA examination in July 2013, the Bank received an overall rating of “Satisfactory.”

Changes in Laws, Regulations or Policies

Federal, state and local legislators and regulators regularly introduce measures or take actions that would modify the regulatory requirements applicable to banks, their holding companies and other financial institutions. Changes in laws, regulations or regulatory policies could adversely affect the operating environment for the Company in substantial and unpredictable ways, increase our cost of doing business, impose new restrictions on the way in which we conduct our operations or add significant operational constraints that might impair our profitability. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on our business, financial condition or results of operations. The Dodd‑Frank Act is in the process of imposing substantial changes to the regulatory framework applicable to us and our subsidiaries. The majority of these changes will be implemented over time by various regulatory agencies. The full effect that these changes will have on us remains uncertain at this time and may have a material adverse effect on our business and results of operations.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. We believe the risks described below are the risks that are material to us, our business and an investment in our common stock as of the date of this Annual Report on Form 10-K. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Our Business

We conduct our operations almost exclusively in Texas which imposes risks and may magnify the consequences of any regional or local economic downturn affecting Texas, including any downturn in the energy, technology or real estate sectors.

We conduct our operations almost exclusively in Texas and, as of December 31, 2014, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non‑performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. While Texas fared well through the Great Recession, if prolonged, the recent decline in oil prices may negatively impact economic conditions in these areas. Any regional or local economic downturn that affects Texas, our existing or prospective borrowers or property values in our market areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

In addition, the economies in our target markets are highly dependent on the energy sector as well as the technology and real estate sectors. In particular, a further decline in the prices of crude oil or natural gas could adversely affect many of our customers. Any downturn or adverse development in the energy, technology or real estate sectors could have a material adverse impact on our business, financial condition and results of operations.

We may be adversely affected by the decline in oil prices.

Recent decisions by certain members the Organization of Petroleum Exporting Countries (“OPEC”) to maintain higher crude oil production levels have led to increased global oil supplies which has resulted in significant declines in market oil prices. Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2014, our energy reserve exposure was 8.7% and our energy related service industry exposure was  5.2%  of our total funded loans. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. As of December 31, 2014, the price per barrel of crude oil was approximately $53 compared to approximately $98 as of December 31, 2013. While many of our customers have hedged their exposure to oil price changes in the near term, if oil prices remain at these low levels for an extended period, we could experience weaker energy loan demand and increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

Our strategy focuses on organic growth, supplemented by acquisitions. We may not be able to execute on aspects of our growth strategy to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced portfolio bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business.

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect our business, financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and markets. Although economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Texas and are affected by these events.

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Another national economic recession or deterioration of conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

•increases in loan delinquencies;

•increases in non‑performing assets and foreclosures;

•decreases in demand for our products and services, which could adversely affect our liquidity position; and

•decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.

While economic conditions in Texas and the U.S. continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. Although real estate markets have stabilized in portions of the U.S., a resumption of declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•finding suitable candidates for acquisition;

•attracting funding to support additional growth within acceptable risk tolerances;

•maintaining asset quality;

•retaining customers and key personnel, including bankers;

•obtaining necessary regulatory approvals;

•conducting adequate due diligence and managing known and unknown risks and uncertainties;

•integrating acquired businesses; and

•maintaining adequate regulatory capital.

The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions will be subject to regulatory approvals, and we may be unable to obtain such approvals. Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire and to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise be directed toward servicing existing business and developing new business. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition of a financial service company, and the carrying amount of any goodwill that we acquire may be subject to impairment in future periods. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business, financial condition and results of operations.

Our ability to retain our portfolio bankers and recruit additional successful portfolio bankers is critical to the success of our business strategy, and any failure to do so may adversely affect our business, financial condition and results of operations.

Our ability to retain and grow our loans, deposits and fee income depends upon the business generation capabilities, reputation and relationship management skills of our portfolio bankers. If we were to lose the services of any of our portfolio bankers, including any successful bankers employed by acquired businesses, to a new or existing competitor or otherwise, we may not be able to retain valuable relationships and some of our customers could choose to use the services of a competitor instead of our services. Our growth strategy also relies on our ability to attract and retain profitable portfolio bankers and on the ability of our existing portfolio bankers to achieve what we believe to be their full capacity in terms of customer relationships and profitability. We may face difficulties in recruiting and retaining portfolio bankers of our desired caliber, including as a result of competition from other financial institutions. In particular, many of our competitors are significantly larger with greater financial resources, and may be able to offer more attractive compensation packages and broader career opportunities. Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new portfolio banker will be profitable or effective. If we are unable to attract and retain successful portfolio bankers, or if our portfolio bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition and results of operations may be negatively affected.

The small to medium‑sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily on small to medium‑sized businesses. Small to medium‑sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium‑sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the Texas markets in which we operate and small to medium‑sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be negatively affected.

A large portion of our loan portfolio is comprised of commercial and industrial loans secured by receivables, inventory, equipment or other commercial collateral, the deterioration in value of which could increase the potential for future losses.

As of December 31, 2014, $788.7 million, or 43.8% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2014, $502.6 million, or 27.9% of our total loans, was comprised of commercial real estate loans (including owner occupied commercial real estate loans) and $240.7 million, or 13.4% of our total loans, was comprised of real estate construction loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non‑owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

Construction loans involve risks attributable to the fact that loan funds are secured by a project under construction, and the project is of uncertain value prior to its completion. It can be difficult to accurately evaluate the total funds required to complete a project, and construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If we are forced to foreclose on a project prior to completion, we may be unable to recover the entire unpaid portion of the loan. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time, any of which could adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2014,  $1.0 billion, or 55.6% of our total loans, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. Our allowance for loan losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that are considered impaired. The general component is based on various factors including our historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate or an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for loan losses.”

As of December 31, 2014, our allowance for loan losses was 0.87% of our total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non‑accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge‑offs. These adjustments may adversely affect our business, financial condition and results of operations.

The relatively unseasoned nature of a significant portion of our loan portfolio may expose us to increased credit risks.

Our loan portfolio has grown to $1.8 billion as of December 31, 2014, from $555.9 million as of December 31, 2010. A significant portion of this increase is the result of new loans originated by us during that period. It is difficult to assess the future performance of these recently originated loans because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge‑off levels than our historical loan portfolio experience, which could adversely affect our business, financial condition and results of operations.

We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, and at December 31, 2014, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $165.8 million, or 9.2% of total loans and $363.9 million, or 20.1% of total loans, respectively. At such date, none of these loans were nonperforming loans. A high amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse impact on our business, financial condition and results of operations.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low‑cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Dallas Fed and the Federal Home Loan Bank of Dallas (the “FHLB”). We also may borrow funds from third‑party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be materially and adversely affected.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest‑earning assets, and the interest we pay on interest‑bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest‑bearing liabilities mature or reprice more quickly, or to a greater degree than interest‑earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest‑earning assets mature or reprice more quickly, or to a greater degree than interest‑bearing liabilities, falling interest rates could reduce net interest income. Additionally, an increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. A decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest‑earning assets, loan origination volume, loan portfolio and our overall results. Although our asset‑liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time‑consuming and needs to be re‑evaluated frequently. Although we are currently required to provide an auditor attestation as to our internal control over financial reporting in accordance with applicable bank regulatory standards, we are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being subject to the requirements of Section 404 of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”), which will require annual management assessments of the effectiveness of our internal controls over financial reporting and, when we cease to be an emerging growth company under the JOBS Act, a report by our independent auditors addressing these assessments. Our management may conclude that our internal controls over financial reporting are not effective due to our failure to cure any identified material weakness or otherwise. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may not conclude that our internal controls over financial reporting are effective. No material weaknesses were identified in connection with our internal controls over financial reporting in accordance with applicable bank regulatory standards for the year ended December 31, 2014.  Going forward, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission (the “SEC”) for compliance with the requirements of Section 404 of the Sarbanes‑Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences in connection with our required submission of audited financial statements and an auditor attestation as to our internal control over financial reporting to certain of our regulators. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes‑Oxley Act, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

We face strong competition from financial services companies and other companies that offer banking services, which could impact our business.

We conduct our operations primarily in Texas. Many of our competitors offer the same, or a wider variety of, banking services within our market areas. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings banks, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset‑based non‑bank lenders and certain other non‑financial entities, such as retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing or deposit terms than we can. In addition, a number of out‑of‑state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin, fee income and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected.

Our ability to compete successfully depends on a number of factors, including, among other things:

•the ability to develop, maintain and build long‑term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•the ability to expand our market position;

•the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•the rate at which we introduce new products and services relative to our competitors;

•customer satisfaction with our level of service; and

•industry and general economic trends.

We also face competition for acquisition opportunities in connection with the implementation of our acquisition strategy. Because there are a limited number of acquisition opportunities in our target markets, we face competition from other banks and financial institutions, many of which possess greater financial, human, technical and other resources than we do. Our ability to compete in acquiring target institutions will depend on our available financial resources to fund the acquisitions, including the amount of cash and cash equivalents we have and the liquidity and market price of our common stock. In addition, increased competition may also drive up the acquisition consideration that we will be required to pay in order to successfully capitalize on attractive acquisition opportunities.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 97.5% as of December 31, 2014), we invest a percentage of our total assets (10.8% as of December 31, 2014) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2014, the book value of our securities portfolio was $238.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other‑than‑temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

Loss of our executive officers or other key employees could impair our relationship with our customers and adversely affect our business.

Our success is dependent upon the continued service and skills of our executive management team. Our goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of our executive management, including our Chairman and Chief Executive Officer. The loss of services of any of these key personnel could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. While we have employment agreements with our executive officers, we cannot guarantee that these executive officers or key employees will continue to be employed with us in the future.

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeds the fair value of net assets we acquire in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2014, our goodwill totaled $30.1 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill, or goodwill we may acquire in the future, will not result in findings of impairment and related write‑downs, which may have a material adverse effect on our business, financial condition and results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including the systems and infrastructure of our third‑party service providers, could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, including enforcement action that could restrict our operations, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. Computer break‑ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.    While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under our cyber insurance coverage. Although we, with the help of third-party service providers, have and intend to continue to implement security technology and operational procedures to prevent such damage, there can be no assurance that these security measures will entirely mitigate these risks. In addition, advances in computer capabilities could result in a compromise or breach of the systems we and our third‑party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our results of operations, financial condition and cash flows. Further, as technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. While we maintain programs intended to prevent or limit the effects of cybersecurity risk, there is no assurance that unauthorized transactions or unauthorized access to customer information will not occur. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology‑driven products and services to the extent we are unable to provide such products and services.

Our operations could be interrupted if our third‑party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend on a number of relationships with third‑party service providers. Specifically, we receive certain third‑party services including, but not limited to, core systems processing, essential web hosting and other Internet systems, our online banking services, deposit processing and other processing services. While we have selected these third-party vendors carefully, we do not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. If these third‑party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace third‑party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by security breaches at third-parties.

Our customers interact with their own and other third party systems, which pose operational risks to us.  We may be adversely affected by data breaches at retailers and other third parties who maintain data relating to our customers that involve the theft of customer data, including the theft of customers' debit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond our control,  we offers our customers protection against fraud and attendant losses for unauthorized use of debit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes us to significant expenses and potential losses related to reimbursing our customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, our business, financial condition and results of operations may be adversely affected.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee or customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls to mitigate operational risks, including data processing system failures and errors and customer or employee fraud, as well as insurance coverage designed to protect us from material losses associated with these risks, including losses resulting from any associated business interruption. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third‑party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the resulting monetary losses we may suffer.

We may be subject to environmental liabilities in connection with the foreclosure on real estate assets securing our loan portfolio.

Hazardous or toxic substances or other environmental hazards may be located on the properties that secure our loans. If we acquire such properties as a result of foreclosure or otherwise, we could become subject to various environmental liabilities. For example, we could be held liable for the cost of cleaning up or otherwise addressing contamination at or from these properties. We could also be held liable to a governmental entity or third‑party for property damage, personal injury or other claims relating to any environmental contamination at or from these properties. In addition, we own and operate certain properties that may be subject to similar environmental liability risks. Although we have policies and procedures that are designed to mitigate certain environmental risks, we may not detect all environmental hazards associated with these properties. If we ever became subject to significant environmental liabilities, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Industry and Regulation

The ongoing implementation of the Dodd‑Frank Act may have a material effect on our operations.

On July 21, 2010, the Dodd‑Frank Act was signed into law, and the process of implementation is ongoing. The Dodd‑Frank Act imposes significant regulatory and compliance changes on many industries, including ours. There remains significant uncertainty surrounding the manner in which the provisions of the Dodd‑Frank Act will ultimately be implemented by the various regulatory agencies, and the full extent of the impact of the requirements on our operations is unclear. The legal and regulatory changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, require the development of new compliance infrastructure, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our business, financial condition and results of operations. For a more detailed description of the Dodd‑Frank Act, see “Regulation and Supervision—The Dodd‑Frank Act.”

We operate in a highly regulated environment and the laws and regulations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the Deposit Insurance Fund (the “DIF”), and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, fines and other penalties, any of which could adversely affect our results of operations, capital base and the price of our securities. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

Our risk management framework may not be effective in identifying, managing or mitigating risks and/or losses to us.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary and general economic risks. Our framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. There is no assurance that this risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If this framework is not effective, we may be subject to potentially adverse regulatory consequences and could suffer unexpected losses and its financial condition or results of operations could be materially adversely affected.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

Federal banking agencies, including the OCC and Federal Reserve, periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that the Company, the Bank or their respective management were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s and/or the Bank’s capital, to restrict our growth, to assess civil monetary penalties against the Company, the Bank or their respective officers or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Bank’s deposit insurance. If we become subject to such regulatory actions, our business, financial condition, results of operations, cash flows and reputation may be negatively impacted.

Many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and, potentially, other complementary businesses. Generally, we must receive federal regulatory approval before we can acquire an FDIC‑insured depository institution or related business. In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability. The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management, and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act (the “CRA”)) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching as a part of our organic growth strategy. De novo branching and any acquisitions carry with them numerous risks, including the inability to obtain all required regulatory approvals. The failure to obtain these regulatory approvals for potential future strategic acquisitions and de novo branches may impact our business plans and restrict our growth.

Financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti‑money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements, and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice (“U.S. Justice Department”), Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the sanctions programs and rules administered and enforced by OFAC.

In order to comply with regulations, guidelines and examination procedures in this area, we have dedicated significant resources to our anti‑money laundering program. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plans, including acquisitions and de novo branching.

We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the U.S. Justice Department and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

The FDIC’s restoration plan and the related increased assessment rate could adversely affect our earnings.

As a result of economic conditions and the enactment of the Dodd‑Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $1.2 million for the years  ended December 31, 2014 and 2013, compared with $1.0 million for the year ended December 31, 2012. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

We may become subject to more stringent capital requirements.

The Dodd‑Frank Act requires the federal banking agencies to establish stricter risk‑based capital requirements and leverage limits to apply to banks and bank and savings and loan holding companies. In July 2013, the federal banking agencies published the final Basel III Capital Rules (as defined below) that revised their risk‑based and leverage capital requirements and their method for calculating risk‑weighted assets. The Basel III Capital Rules will apply to banking organizations, including the Company and the Bank.

As a result of the enactment of the Basel III Capital Rules, the Company and the Bank will become subject to increased required capital levels. The Basel III Capital Rules become effective as applied to the Company and the Bank on January 1, 2015, with a phase‑in period that generally extends from January 1, 2015 through January 1, 2019. See “Regulation and Supervision—Regulatory Capital Requirements and Capital Adequacy—US Implementation of Basel III.”

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve, which examines the Company, requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if it experiences financial distress.

Such a capital injection may be required at a time when our resources are limited and we may be required to borrow the funds to make the required capital injection. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, broker‑dealers, investment banks and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated if our collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or cover the derivative exposure due. Any such losses could have a material adverse effect on our business, financial condition and results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the regulations and policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the U.S. money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of both the discount rate and the federal funds rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. Although we cannot determine the effects of such policies on us at this time, such policies could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

The market price of our common stock may fluctuate significantly.

The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•our quarterly or annual earnings, or those of other companies in our industry;

•actual or anticipated fluctuations in our operating results;

•changes in accounting standards, policies, guidance, interpretations or principles;

•the public reaction to our press releases, our other public announcements and our filings with the SEC;

•announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;

•changes in financial estimates and recommendations by securities analysts following our stock;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;

•general economic conditions and overall market fluctuations;

•the trading volume of our common stock;

•changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;

•changes in governmental monetary policies, including the policies of the Federal Reserve;

•future sales of our common stock by us, directors, executives and significant shareholders; and

•changes in economic conditions in and political conditions affecting our target markets, including fluctuations in the price of crude oil and natural gas.

In particular, the realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance. If the market price of our common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, it could divert the attention of senior management and have a material adverse effect on our business, financial condition and results of operations.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that are not incurred by private companies, particularly after we are no longer an emerging growth company. We  are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes‑Oxley Act, the Dodd‑Frank Act, the PCAOB and the NASDAQ Global Select Market, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

•prepare and distribute periodic reports, proxy statements and other shareholder communications in compliance with the federal securities laws and rules;

•expand the roles and duties of our board of directors and committees thereof;

•maintain an internal audit function;

•institute more comprehensive financial reporting and disclosure compliance procedures;

•involve and retain to a greater degree outside counsel and accountants in the activities listed above;

•enhance our investor relations function;

•establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

•retain additional personnel;

•comply with the NASDAQ Global Select Market listing standards; and

•comply with the Sarbanes‑Oxley Act.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue‑generating activities to compliance activities, which could have an adverse effect on our business, financial condition and results of operations. These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

If securities or industry analysts change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.

The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us or our business. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, either absolutely or relative to our competitors, our stock price could decline significantly.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of shares of our common stock.

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. Our Restated Certificate of Formation (with Amendments) (“certificate of formation”) authorizes us to issue 90,000,000 shares of common stock, 26,170,949 of which was outstanding as of December 31, 2014.

We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments and pursuant to compensation and incentive plans. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares of our common stock issued in connection with an acquisition or under a compensation or incentive plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock and could impair our ability to raise capital through future sales of our securities.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our certificate of formation authorizes us to issue up to 10,000,000 shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions allow us to, among other things, present only two years of audited financial statements and discuss only our results of operations for two years in related Management’s Discussions and Analyses; to not provide an auditor attestation of our internal control over financial reporting; to choose not to comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and to not seek a non‑binding advisory vote on executive compensation or golden parachute arrangements. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non‑affiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

We currently have no plans to pay dividends on our common stock, so you may not receive funds without selling your common stock.

We do not anticipate paying any dividends on our common stock in the foreseeable future. Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company, which is limited by applicable laws and banking regulations, and may in the future be restricted by the terms of any debt or preferred securities we may incur or issue. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. See “Dividend Policy.”

Our primary tangible asset is the Bank. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s stock) that we use to pay our operating expenses and satisfy our obligations (including debt obligations). There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, we will not be able to satisfy our obligations. Federal statutes and regulations restrict the Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, federal banking authorities have the ability to restrict the Bank’s payment of dividends through supervisory action. See “Regulation and Supervision—Regulatory Limits on Dividends and Distributions.”

Our corporate organizational documents and the provisions of Texas law to which we are subject contain certain provisions that could have an anti‑takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.

Certain provisions of our certificate of formation and bylaws have an anti‑takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•staggered terms for directors;

•a provision that directors cannot be removed except for cause;

•a provision that any special meeting of our shareholders may be called only by a majority of the board of directors, the Chairman or a holder or group of holders of at least a majority of our shares entitled to vote at the meeting;

•a provision that requires the vote of two‑thirds of the shares outstanding for major corporate actions, such as an amendment to the Company’s certificate of formation or bylaws or the approval of a merger; and

•a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered only at an annual or special meeting of shareholders.

Our certificate of formation provides for non‑cumulative voting for directors and authorizes the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third‑party to acquire, or of discouraging a third‑party from acquiring, a controlling interest in us. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company. Our certificate of formation prohibits shareholder action by less than unanimous written consent. See “Description of Capital Stock.”

Furthermore, banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC‑insured depository institution. These laws include the Bank Holding Company Act of 1956 (the “BHC Act”), the Change in Bank Control Act and the Savings and Loan Holding Company Act. These

laws could delay or prevent an acquisition. See “Regulation and Supervision—Notice and Approval Requirements Related to Control.”

Shareholders may be deemed to be acting in concert or otherwise in control of us, which could impose notice, approval and ongoing regulatory requirements and result in adverse regulatory consequences for such holders.

We are a bank holding company regulated by the Federal Reserve. Banking laws impose notice, approval and ongoing regulatory requirements on any shareholder or other party that seeks to acquire direct or indirect “control” of an FDIC‑insured depository institution or a company that controls an FDIC‑insured depository institution, such as a bank holding company. These laws include the BHC Act, the Change in Bank Control Act and the Savings and Loan Holding Company Act. The determination whether an investor “controls” a depository institution or holding company is based on all of the facts and circumstances surrounding the investment.

As a general matter, a party is deemed to control a depository institution or other company if the party (i) owns or controls 25% or more of any class of voting stock of the bank or other company, (ii) controls the election of a majority of the directors of the bank or other company or (iii) has the power to exercise a controlling influence over the management or policies of the bank or other company. In addition, subject to rebuttal, a party may be presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting stock. Ownership by affiliated parties, or parties acting in concert, is typically aggregated for these purposes. “Acting in concert” generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a parent company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty.

Any shareholder that is deemed to “control” us for regulatory purposes would become subject to notice, approval and ongoing regulatory requirements and may be subject to adverse regulatory consequences. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

We have several large non‑controlling shareholders, and such shareholders may independently vote their shares in a manner that you may not consider to be consistent with your best interest or the best interest of our shareholders as a whole.

Investment funds affiliated with Friedman Fleischer & Lowe, LLC, Harvest Partners, LP and Pine Brook Road Partners, LLC each currently beneficially own approximately 19.1% of our outstanding common stock. Each of these shareholders is currently subject to passivity commitments made to the Federal Reserve in connection with their investment in us in which they agreed not to, without the prior approval of the Federal Reserve, among other things, exercise or attempt to exercise a controlling influence over our management or policies, have or seek to have more than one representative serve on our board of directors or permit any representative to serve as the chairman of our board of directors or any committee thereof. However, subject to those commitments, each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of any one of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interest of other shareholders.

In addition, we have entered into a director nomination agreement with each of these shareholders that provides for the rights of such shareholders to nominate individuals for election to our board of directors. Furthermore, it is possible that one or more of these shareholders may choose to sell or otherwise dispose of all or a significant portion of the remaining shares they hold, which could adversely affect the market price of our common stock and the value of your investment in us may decrease.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 4000 Greenbriar, Houston, Texas 77098. We have sixteen full service branches in the Houston, Dallas, Austin and Louisville MSAs. The following table sets forth a list of our branches and certain other properties which we own or lease as of December 31, 2014:

Houston MSA
Location	Own or Lease	Sq. Ft.
•Greenbriar Branch 4000 Greenbriar Houston, Texas 77098	Own	19,310
•Houstonian Branch 109 North Post Oak Lane, Suite 100 Houston, Texas 77024	Lease	5,736
•Tanglewood Branch 5018 San Felipe, Suite D Houston, Texas 77056	Lease	3,550
•Woodlands Branch 1455 Research Forest Drive The Woodlands, Texas 77380	Own	7,492
•Kingwood Branch 1102 Kingwood Drive Kingwood, Texas 77339	Own	3,400
•Cleveland Branch 908 E. Houston Street Cleveland, Texas 77327	Own	7,854
•Eagle Springs Branch(2) 5444 Atascocita Road, Suite 100 Humble, Texas 77346	Lease	1,946

Dallas MSA
Location	Own or Lease	Sq. Ft.
•Dallas Uptown Branch 2408 Cedar Springs Dallas, Texas 75201	Lease	2,703
•Addison Branch 16771 Dallas Parkway Addison, Texas 75001	Own	4,100
•Dallas Preston Center Branch 4029 Northwest Highway Dallas, Texas 75225	Lease	2,274
•Richardson Branch 1301 E. Campbell Road Richardson, Texas 75081	Own	10,458
•Plano Branch 5224 W. Plano Parkway Plano, Texas 75093	Own	20,134
•Oak Lawn Branch(1) 2501 Oak Lawn Ave Dallas, Texas 75219	Lease	4,566
•Plano Legacy Branch 7701 Legacy Drive Plano, Texas 75024	Lease	1,950

Austin MSA
Location	Own or Lease	Sq. Ft.
•Austin Harland Plaza Branch 1717 W. 6th Street Austin, TX 78703	Lease	4,490

Louisville MSA
Location	Own or Lease	Sq. Ft.
•Louisville Branch 1900 Colonel Sanders Lane Louisville, Kentucky 40213	Lease	660

Other
Location	Own or Lease	Sq. Ft.
•Memorial Motor Bank 8611 Memorial Drive Houston, Texas 77024	Lease	1,390
•Pepsi Cola Concierge 5600 Headquarters Drive Plano, Texas 75024	Lease	556
•Pizza Hut Concierge 7100 Corporate Drive Plano, Texas 75024	Lease	230
•YCC Concierge 5200 Commerce Crossing Drive Louisville, Kentucky 40229	Lease	660
•Brookhollow Support Services Office 2900 North Loop South Houston, Texas 77092	Lease	21,265
•Sherry Lane Loan Production Office(3) 5950 Sherry Lane, Suite 400 Dallas, Texas 75225	Lease	6,303

(1)	As of January 30, 2015; the Oak Lawn Branch office has been closed and the operations have been consolidated with the Dallas Uptown Branch.
(2)	As of March 30, 2015, the Eagles Springs Branch office has been closed and the operations have been consolidated with the Kingwood Branch.
(3)	As of March 30, 2015, the Sherry Lane Loan Production office has been closed and the operations have been moved to the Plano Branch.

Our operational support functions are centralized in our Brookhollow office in Northwest Houston, which houses management and staff totaling approximately 60 people with the capacity to significantly increase staffing within the existing space. In addition, certain credit support functions are performed out of our Richardson and Plano offices.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices

From August 8, 2014 through December 31, 2014, the Company common stock was listed for trading on the NASDAQ Global Select Market under the symbol “GNBC.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of March 26, 2015, there were 26,176,118 shares outstanding and 115 holders of record for the Company's common stock.  The number of beneficial owners is unknown to the Company at this time.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the NASDAQ Global Select Market:

	High	Low
Quarter ended September 30, 2014 (beginning August 7, 2014)	$18.50	$16.07
Quarter ended December 31, 2014	17.50	11.95
Quarter ending March 31, 2015 (through March 26, 2015)	$12.36	$9.99

Dividends

We have not declared or paid any dividends on our common stock. We currently intend to retain all of our future earnings, if any, for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us. See “Regulation and Supervision—Regulatory Limits on Dividends and Distributions.” In addition, in the future we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the Company had outstanding stock options and restricted stock units granted under four stock award plans, which are described in Note 13 Employee Benefits to the consolidated financial statements commencing at page 82 of this Annual Report on Form 10-K.  The following table provides information as of December 31, 2014 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	648,500	12.14	987,838(1)
Equity compensation plans not approved by security holders	2,397,785	8.62	--
	3,046,285	9.37	987,838

(1)	All of these awards are available under the Company’s 2014 Omnibus Equity Incentive Plan. The Company’s other equity award plans have been frozen to further issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

None.

Performance Graph

The following Performance Graph and table compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on August 8, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) to December 31, 2014, with the cumulative total return of the S&P 500 Total Return Index and SNL Southwest Bank for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on August 7, 2014, in the Company’s common stock, the S&P 500 Total Return Index and SNL Southwest Bank. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
120
110
100
90
80
70
60
08/08/14
08/31/14
09/30/14
10/31/14
11/30/14
12/31/14
Green Bancorp, Inc.
S&P 500
SNL Southwest Bank

* $100 invested on August 8, 2014, in stock or index, including reinvestment of dividends.  Fiscal year ended December 31.

	August 8, 2014	August 31, 2014	September 30, 2014	October 31, 2014	November 30, 2014	December 31, 2014

Green Bancorp, Inc.	$100.00	$104.81	$100.59	$100.23	$93.20	$70.62
S&P 500	100.00	103.88	102.42	104.93	107.75	107.48
SNL Southwest Bank	100.00	103.93	101.79	105.52	100.29	98.75

(Copyright© 2014 SNL Financial LC. All rights reserved. www.snl.com)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2014,  2013 and 2012 and the selected consolidated financial data as of December 31, 2014 and 2013 presented below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2011 and 2010 and the selected balance sheet data as of December 31, 2012, 2011 and 2010 presented below have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

You should read the selected consolidated financial data set forth below in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2014	2013	2012	2011	2010
	(Thousands of dollars, except per share amounts)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$68,923	$34,757	$178,492	$151,190	$163,983
Investment securities	238,278	255,515	242,261	250,526	125,312
Goodwill	30,129	15,672	15,672	15,672	8,522
Core deposit intangibles, net of accumulated amortization	4,148	984	1,230	1,245	313
Loans held for investment	1,799,155	1,359,415	1,204,689	891,489	555,872
Allowance for loan losses	15,605	16,361	14,151	10,574	7,132
Total assets	2,196,135	1,703,127	1,674,800	1,335,376	874,115
Deposits	1,845,713	1,447,372	1,461,451	1,157,634	702,318
Other borrowed funds	47,586	46,858	15,037	15,544	16,032
Total shareholders’ equity	288,405	199,218	188,211	153,423	150,525

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
	(Thousands of dollars, except per share amounts)
Selected Income Statement Data:
Net interest income	$70,177	$57,042	$51,608	$34,662	$21,559
Provision for loan losses	2,693	2,373	8,060	8,391	2,940
Net interest income after provision for loan losses	67,484	54,669	43,548	26,271	18,619
Noninterest income	8,056	4,812	4,531	2,087	1,835
Noninterest expense	52,433	39,965	35,742	26,459	17,797
Bargain purchase gain from acquisitions	0	-	578	-	-
Net income	14,742	$ 12,610	$ 8,535	$ 1,017	$ 1,659

Per Share Data (Common Stock):
Earnings per common share, basic	$0.65	$0.61	$0.44	$0.06	$0.14
Earnings per common share, diluted	0.64	0.60	0.44	0.06	0.14
Book value per common share	11.02	9.59	9.07	8.54	8.38
Tangible book value per common share (1)	9.71	8.79	8.26	7.60	7.85
Weighted average common shares outstanding, basic	22,625,127	20,748,299	19,382,053	17,970,395	11,933,893
Weighted average common shares outstanding, diluted	22,915,268	20,880,187	19,405,404	17,989,424	11,936,153

Selected Performance Metrics:
Return on average assets(2)	0.79%	0.75%	0.59%	0.10%	0.26%
Return on average equity(2)	6.33	6.53	5.01	0.67	1.52
Net interest margin(3)	3.88	3.49	3.68	3.47	3.50
Efficiency ratio(4)	67.02	64.61	63.67	72.00	76.08
Loans to deposits ratio	97.48	93.92	82.43	77.17	79.14
Non-interest expense to average assets(2)	2.80	2.37	2.46	2.57	2.74

Selected Credit Quality Ratios:
Nonperforming assets to total assets	0.55%	1.38%	1.70%	0.81%	1.81%
Nonperforming loans to total loans	0.40	1.23	1.87	0.81	2.85
Total classified assets to total capital	11.65	11.87	20.10	26.56	26.21
Allowance for loan losses to total loans	0.87	1.20	1.17	1.19	1.28
Net charge-offs to average loans outstanding	0.23	0.01	0.43	0.72	0.15

Capital Ratios:
Average shareholders’ equity to average total assets	12.4%	11.4%	11.7%	14.7%	16.8%
Tier 1 capital to average assets(2)	12.1	10.3	10.3	10.5	17.3
Tier 1 capital to risk-weighted assets	13.1	11.4	12.3	12.9	22.4
Total capital to risk-weighted assets	14.0	12.5	13.3	14.0	23.6
Tangible common equity to tangible assets(5)	11.8	10.8	10.3	10.4	16.4

(1)We calculate tangible book value per common share as total shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non‑GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is book value per common share. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

(2)We calculate our average assets and average equity for a period by dividing the sum of our total assets or total shareholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period (annualized) by our average assets and average equity, as the case may be, for that period.

(3)Net interest margin represents net interest income divided by average interest‑earning assets.

(4)Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions. Efficiency ratio, as we calculate it, is a non‑GAAP financial measure. The GAAP‑based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

(5)We calculate tangible common equity as total shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization. Tangible common equity to tangible assets is a non‑GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders’ equity to total assets. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

risks related to the concentration of our business within our geographic areas of operation in Texas, including risks associated with downturns in the energy, technology and real estate sectors within these areas;

•	risks related to our energy reserve exposure and energy related service industry exposure of our total funded loans and the decline in oil prices;
•	our ability to execute on our growth strategy, including through the identification of acquisition candidates that will be accretive to our financial condition and results of operation;
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

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•	market conditions and economic trends nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our ability to attract and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	risks associated with the relatively unseasoned nature of a significant portion of our loan portfolio;
•	risks related to our concentration of loans to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy, operations or to meet increased minimum regulatory capital levels;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	potential impairment on the goodwill we may record in connection with business acquisitions;
•	risks associated with system failures or failures to prevent breaches of our network security;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with data processing system failures and errors;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Act;

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	our ability to comply with supervisory actions by federal banking agencies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverages;
•	systemic risks associated with the soundness of other financial institutions;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

Other factors not identified above, including those described in our Annual Report on Form 10-K under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K.

Except where the context otherwise requires or where otherwise indicated, in this report the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our banking subsidiary, Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A.  In this report we refer to the Houston–Sugar Land–Baytown, Dallas–Fort Worth–Arlington, Austin-Round Rock and Louisville-Jefferson County metropolitan statistical areas as the Houston, Dallas,  Austin and Louisville MSAs, respectively.

Overview

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through sixteen full service branches in the Houston, Dallas,  Austin and Louisville MSAs. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers.

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

Changes in the market interest rates and interest rates we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as the volume and types of interest‑earning assets, interest‑bearing and noninterest‑bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas,  in the Houston, Dallas, Austin and Louisville MSAs, as well as developments affecting the energy, technology and real estate sectors within these markets.

Factors affecting the volume and cost of our deposits include changes in market interest rates and economic conditions in our target markets, as well as the ongoing execution of our balance sheet management strategy. For example, we experienced significant year over year deposit growth of 27.5% in 2014 and 26.2% in 2012, and average rates on deposits were 0.59% in 2014 and 0.74% in 2012, in part reflecting increased marketing initiatives during these periods as part of our strategic focus on deposit growth to fund future loans as opposed to cost reduction. Conversely, our deposits as of December 31, 2013 decreased by 1.0% compared to our deposits as of December 31, 2012, reflecting a shift in our focus as we sought to deploy our existing deposit‑driven liquidity into loans.

Net income was $14.7 million, $12.6 million and $8.5 million for the years ended December 31, 2014,  2013 and 2012, respectively. The change in net income during 2014 was principally due to increased interest income resulting from growth in loans during the period.    The change in net income during 2013 was principally due to increased interest income resulting from growth in loans and reduced provision for loan losses resulting from minimal net loan charge‑offs during the period.

Our efficiency ratio, which represents noninterest expense divided by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions, was 67.0% in 2014,  64.6% in 2013 and 63.7% in 2012. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. We also monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we believe we have already incurred a significant portion of the additional overhead expense necessary to support growth as we continue to execute our business strategy.  The increase from 2013 to 2014 is primarily due to the one time acquisition expenses related to the SharePlus acquisition.

Total assets were $2.2 billion as of December 31, 2014 compared with $1.7 billion as of December 31, 2013, an increase of $493.0 million or 28.9%. Total deposits were $1.8 billion as of December 31, 2014 compared with $1.4 billion as of December 31, 2013, an increase of $398.3 million or 27.5%. Total loans were $1.8 billion at December 31, 2014, an increase of $439.7 million or 32.3% compared with $1.4 billion as of December 31, 2013. At December 31, 2014 and 2013, we had $4.8 million and $11.4 million, respectively, in non-accrual loans and our allowance for loan losses was $15.6 million and $16.4 million, respectively. Shareholders’ equity was $288.4 million and $199.2 million at December 31, 2014 and 2013, respectively. The increases are primarily due to execution of our organic growth strategy, to the acquisition of Share Plus and to the completion of our initial public offering.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

To arrive at the general component of the allowance, loans are first separated into originated and acquired groups and then further separated by loan type for each group. The factors described above are calculated for the applicable loan groups and for each loan type within the applicable group and then applied to the loan balance by type to calculate the general reserve. The actual loss factor is based on our actual three year loss history as a percentage of loans by type.  A minimum actual loss factor equal to the average three year loss history for the total loan portfolio is then applied. A peer loss factor is calculated by weighting our actual loss history and that of our peer banks as a percentage of loans by type for the same historical three year period. A peer loss factor is added to increase the allowance if our actual loss history is less than the calculated peer loss factor. Additional factors are evaluated based on our loan growth when compared to prior year growth, loan concentrations in groups of similar loan types, migration in our loans by internal risk grade and the level of monitored and classified loans to capital. Management also evaluates various economic indicators, such as state and national unemployment, initial jobless claims, consumer confidence, natural gas price, GDP and a composite city home price index, to establish an economic factor.

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

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. We maintain the allowance at an amount that management believes is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our financial position, liquidity or results of operations.

Accounting for Acquired Loans and the Allowance for Acquired Loan Losses—Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the acquired loans incorporates assumptions regarding credit risk. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.  The excess of cash flows expected at acquisition over the estimated fair value is considered the accretable discount and is recognized in interest income over the remaining life of the loan using the interest method.

Acquired loans with evidence of credit deterioration and the probability that all contractually required payments will not be collected as of the date of acquisition are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected is considered the non-accretable discount. The non-accretable discount represents the future credit losses expected to be incurred over the life of the loan. Subsequent increases in the expected cash flows will result in a recovery of any previously recorded allowance for loan losses and a reclassification from non-accretable discount to accretable discount.

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition – Allowance for Loan Losses” section below.

For further discussion of our acquisition and loan accounting, see Note 1 to the consolidated financial statements.

Business combinations—The Company applies the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. The excess of the purchase price over the estimated fair value of the net assets, including identifiable intangible assets, for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets, including identifiable intangible assets, for taxable acquisitions was also recorded as goodwill, and is deductible for tax purposes. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

Determining the fair value of assets acquired and liabilities assumed is considered a critical accounting estimate because the allocation of the fair value to the assets acquired and liabilities assumed requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on our financial position, liquidity or results of operations.

Goodwill—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs indicating that it is more likely than not that the fair value of the Company, which is our only reporting unit, is below the carrying value of its equity. We completed our annual impairment analysis of goodwill as of December 31, 2014, and based on this analysis, we do not believe any of our goodwill is impaired as of such date because the fair value of our equity substantially exceeded our carrying value. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of our impairment analysis, we use a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

Fair Value of Financial Instruments—The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available, Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

Recent Acquisitions

On October 17, 2014 we acquired SP Bancorp, Inc. and its subsidiary SharePlus Bank (together, “SharePlus”), a Texas chartered state bank headquartered in the Dallas MSA for aggregate cash consideration of $46.4 million.  SharePlus operated as a full-service commercial bank, providing services that include the acceptance of checking and saving deposits and the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. SharePlus’ business consisted primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans and securities. As of September 30, 2014 SharePlus had four branches (three in the Dallas MSA and one in Kentucky), $33.7 million in stockholders’ equity, $348.7 million in assets, $280.5 million in deposits and $248.2 million in loans, and $204.0 million, or 82.2% of its total loan portfolio was comprised of residential and commercial real estate loans.

See “Item 1. Business—Recent Acquisitions” for further information.

Results of Operations

Net income available to common shareholders for the year ended December 31, 2014 was $14.7 million, compared with $12.6 million for the same period in 2013. Net income per diluted common share was $0.64 for the year ended December 31, 2014, compared with $0.60 for the same period in 2013. The increase in net income was principally due to increased interest income resulting from growth in loans partially due to the SharePlus acquisition. Other factors also contributed to the increase, including an increase in noninterest income and a decrease in interest expense, offset by increases in noninterest expense, provision for income taxes and provision for loan losses.  Returns on average assets and average common equity, each on an annualized basis, for the year ended December 31, 2014 were 0.79% and 6.33% and for year ended December 31, 2013 were 0.75% and 6.53%, respectively. Green Bancorp’s efficiency ratio was 67.0% for the year ended December 31, 2014 compared to 64.6% for 2013.   The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The increase from 2013 to 2014 is primarily due to the one time acquisition expenses related to the SharePlus acquisition.

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

Year ended December 31, 2014 compared with year ended December 31, 2013. Net interest income before provision for loan losses for the year ended December 31, 2014, was $70.2 million an increase of $13.1 million, or 23.0%, compared with $57.0 million during the same period in 2013. The increase was primarily due to a 20.4% increase in average loan volume and a 15 basis point decrease in the cost of interest-bearing deposits, partially offset by a 17 basis point decrease in loan yields. The net interest margin for the year ended December 31, 2014 increased to 3.88%, compared with 3.49% for the same period in 2013. Average noninterest-bearing deposits for the twelve months ended December 31, 2014 were $347.3 million, an increase of $86.8 million compared with the same period in 2013. Average shareholders’ equity for the twelve months ended December 31, 2014 was $232.9 million, an increase of $39.7 million compared with the same period in 2013.

Interest income was $79.6 million in 2014, an increase of $11.1 million over 2013. Interest income on loans was $75.1 million for 2014, an increase of $10.7 million or 16.6% compared with 2013 due to the increase in average loans outstanding, partially offset by the 28 basis point decrease in the average yield on the loan portfolio. Interest income on securities was $3.9 million during 2014, an increase of $622 thousand over 2013 due to a 23 basis point increase in the average yield on the securities portfolio and an increase in the average securities portfolio of $4.6 million.

Interest expense was $9.4 million for 2014, a decrease of $2.0 million over 2013. Average interest‑bearing transaction and savings deposits increased $6.1 million for 2014 compared to 2013 (approximately $23.9 million of the increase resulted from acquired interest‑bearing transaction and savings deposits) and the average rate on interest‑bearing transaction and savings deposits decreased from 0.50% to 0.39% for the same time period, resulting in a $674 thousand decrease in related interest expense. Average certificates and other time deposits increased $10.5 million for 2014 compared to 2013 (approximately $25.0 million of the increase resulted from acquired certificates and other time deposits) and the average rate decreased from 1.36% to 1.15% for the same time period resulting in a decrease in related interest expense of $1.0 million. During 2014, average noninterest‑bearing deposits increased $86.8 million from $260.4 million during 2013 to $347.3 million during 2014 (approximately $6.1 million of the increase resulted from acquired non‑interest‑bearing deposits). Total cost of funds decreased 19 basis points to 0.58% for the year ended December 31, 2014 from 0.77% for the year ended December 31, 2013.

Net interest margin, defined as net interest income divided by average interest‑earning assets, for 2014 was 3.88%, an increase of 39 basis points compared with 3.49% for 2013.

Year ended December 31, 2013 compared with year ended December 31, 2012.  Net interest income before the provision for loan losses for 2013 was $57.0 million compared with $51.6 million for 2012, an increase of $5.4 million or 10.5%. The increase in net interest income was primarily due to the increase in average loans outstanding of $181.7 million, or 17.1%, partially offset by a 28 basis point decrease in the average yield on the loan portfolio and the increase in average interest‑bearing deposits outstanding of $180.2 million. The increase in average loans outstanding was due to the execution of our growth strategy and the continued strength of our target markets. The decrease in the average yield on the loan portfolio was primarily due to lower interest rates on new and renewed loans due to market factors. The increase in average interest‑bearing deposits included $89.2 million in money market deposits, $58.6 million in time deposits and approximately $33.1 million resulting from acquired deposits.

Interest income was $68.5 million in 2013, an increase of $6.9 million over 2012. Interest income on loans was $64.4 million for 2013, an increase of $6.4 million or 11.0% compared with 2012 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $3.4 million during 2013, an increase of $394 thousand over 2012 due to an 8 basis point increase in the average yield on the securities portfolio and an increase in the average securities portfolio of $14.2 million.

Interest expense was $11.4 million for 2013, an increase of $1.4 million over 2012. Average interest‑bearing transaction and savings deposits increased $103.8 million for 2013 compared to 2012 (approximately $15.3 million of the increase resulted from acquired interest‑bearing transaction and savings deposits) and the average rate on interest‑bearing transaction and savings deposits decreased from 0.55% to 0.50% for the same time period, resulting in a $237 thousand increase in related interest expense. Average certificates and other time deposits increased $76.4 million for 2013 compared to 2012 (approximately $17.8 million of the increase resulted from acquired certificates and other time deposits) and the average rate increased from 1.28% to 1.36% for the same time period resulting in an increase in related interest expense of $1.4 million. During 2013, average noninterest‑bearing deposits increased $36.0 million from $224.4 million during 2012 to $260.4 million during 2013 (approximately $3.1 million of the increase resulted from acquired non‑interest‑bearing deposits). Total cost of funds decreased one basis point to 0.77% for the year ended December 31, 2013 from 0.78% for the year ended December 31, 2012.

Net interest margin, defined as net interest income divided by average interest‑earning assets, for 2013 was 3.49%, a decrease of 19 basis points compared with 3.68% for 2012.

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

	For the years ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,498,450	$75,121	5.01%	$1,244,106	$64,404	5.18%	$1,062,431	$58,037	5.46%
Securities	251,731	3,993	1.59	247,114	3,371	1.36	232,924	2,977	1.28
Other investments	9,573	352	3.68	6,315	313	4.96	6,057	285	4.71
Federal funds sold	719	-	-	1,127	1	0.09	1,479	2	0.14
Interest earning deposits in financial institutions	50,291	139	0.28	137,106	370	0.27	100,997	280	0.28
Total interest-earning assets	1,810,764	79,605	4.40%	1,635,768	68,459	4.19%	1,403,888	61,581	4.39%

Allowance for loan losses	(15,916)			(14,974)			(12,907)
Noninterest-earning assets	78,315			67,047			61,634
Total assets	$1,873,163			$1,687,841			$1,452,615

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$646,564	$2,539	0.39%	$640,448	$3,210	0.50%	$536,669	$2,973	0.55%
Certificates and other time deposits	584,771	6,747	1.15	574,294	7,789	1.36	497,923	6,381	1.28
Securities sold under agreements to repurchase	5,870	8	0.14	3,203	5	0.16	3,109	5	0.16
Other borrowed funds	48,503	134	0.28	10,593	413	3.90	15,330	614	4.01
Total interest-bearing liabilities	1,285,708	9,428	0.73%	1,228,538	11,417	0.93%	1,053,031	9,973	0.95%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	347,268			260,446			224,441
Other liabilities	7,319			5,723			4,624
Total liabilities	1,640,295			1,494,707			1,282,096
Shareholders’ equity	232,868			193,134			170,519
Total liabilities and shareholders’ equity	$1,873,163			$1,687,841			$1,452,615

Net interest rate spread			3.66%			3.26%			3.44%
Net interest income and margin(1)		$70,177	3.88%		$57,042	3.49%		$51,608	3.68%

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

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$13,167	$(2,450)	$10,717	$9,924	$(3,557)	$6,367
Securities	63	559	622	181	213	394
Other investments	161	(122)	39	12	16	28
Federal funds sold	-	(1)	(1)	-	(1)	(1)
Interest-earning deposits in financial institutions	(234)	3	(231)	100	(10)	90
Total increase (decrease) in interest income	13,157	(2,011)	11,146	10,217	(3,339)	6,878

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$31	$(702)	$(671)	$575	$(338)	$237
Certificates and other time deposits	142	(1,184)	(1,042)	979	429	1,408
Securities sold under agreements to repurchase	4	(1)	3	-	-	-
Other borrowings	1,478	(1,757)	(279)	(190)	(11)	(201)
Total increase (decrease) in interest expense	1,655	(3,644)	(1,989)	1,364	80	1,444
Increase (decrease) in net interest income	$11,502	$1,633	$13,135	$8,853	$(3,419)	$5,434

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2014 was $15.6 million, representing 0.87% of total loans as of such date.

The provision for loan losses for the year ended December 31, 2014 was $2.7 million compared with $2.4 million for the year ended December 31, 2013. This increase was due to loan growth, larger loan losses during the period and an increase in our qualitative reserve factor applicable to energy related loans, partially offset by specific reserves that existed at the beginning of the year. Net charge‑offs for the years ended December 31, 2014 and 2013 were $3.5 million and $163 thousand,  respectively. This increase of $3.3 million reflected an increase in gross charge‑offs from $1.5 million for the year ended December 31, 2013 to $4.2 million for the year ended December 31, 2014 and a decrease in recoveries from $1.3 million for the year ended December 31, 2013 to $775 thousand for the year ended December 31, 2014. Of the gross charge‑offs recorded during 2014, $2.6 million is comprised of loan charge‑offs of four commercial and industrial loans and $1.3 million is comprised of loan charge-offs of two consumer loans a portion of which were fully reserved at December 31, 2013. The increase in recoveries in 2014 is due to management’s ongoing recovery efforts post charge‑off, which resulted in recoveries in two consumer loans totaling $614 thousand. The provision for loan losses and net charge‑offs for the year ended December 31, 2012 were $8.1 million and $4.5 million, respectively.

The provision for loan losses for the year ended December 31, 2013 was $2.4 million compared with $8.1 million for the year ended December 31, 2012. This decrease was due to minimal loan losses during the period. Net charge‑offs for the years ended December 31, 2013 and 2012 were $163 thousand and $4.5 million, respectively. This decrease of 96.4% reflected a decrease in gross charge‑offs from $4.6 million for the year ended December 31, 2012 to $1.5 million for the year ended December 31, 2013 and an increase in recoveries from $131 thousand for the year ended December 31, 2012 to $1.3 million for the year ended December 31, 2013. Of the gross charge‑offs recorded during 2012, $2.3 million is comprised of partial charge‑offs at the time of foreclosure of two commercial real estate loans. The increase in recoveries in 2013 is due to management’s ongoing recovery efforts post charge‑off, which resulted in recoveries in three commercial and industrial loans totaling $857 thousand. The provision for loan losses and net charge‑offs for the year ended December 31, 2011 were $8.4 million and $4.9 million, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

Noninterest income for year ended December 31, 2014 was $8.1 million, an increase of $3.2 million, or 67.4%, compared with $4.8 million for the same period in 2013. This increase was primarily due to a $1.6 million increase in gain on sale of the guaranteed portion of certain loans, an $829 thousand increase in customer service fees, and a $647 thousand increase in miscellaneous loan fees, primarily prepayment fees.

For the year ended December 31, 2013, noninterest income totaled $4.8 million, a decrease of $297 thousand or 5.8% compared with 2012. This decrease was primarily due to non‑recurring gains on the sale of available‑for‑sale securities and a bargain purchase gain realized in 2012, partially offset by gain on the sale of the guaranteed portion of certain loans and increases in loan and customer service fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Customer service fees	$2,655	$1,826	$1,699
Loan fees	1,917	1,270	930
Gain (loss) on sale of available-for-sale securities, net	-	(7)	950
Gain on sale of held-for-sale loans, net	28	-	-
Gain on sale of guaranteed portion of loans	2,867	1,229	-
Bargain purchase gain	-	-	578
Other	589	494	952
Total noninterest income	$8,056	$4,812	$5,109

Noninterest Expense

Noninterest expense for the year ended December 31, 2014, was $52.4 million, an increase of $12.5 million, or 31.2%, compared with $40.0 million for the same period in 2013. This increase was primarily due to $5.2 million of one-time acquisition expenses related to the SharePlus acquisition; a $2.3 million increase in salaries due to increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit increases; and a $1.6 million increase in bonus and incentives.  Additional factors contributing to the increase include: a $598 thousand increase resulting from the stock-based compensation expense associated with our equity plans; $579 thousand increase in employee benefits and taxes due to increased staffing levels; a $1.2 million increase in professional expenses, and a $881 thousand increase in real estate acquired by foreclosure expense resulting primarily from gain and rental income in the prior period.

For the year ended December 31, 2013, noninterest expense totaled $40.0 million, an increase of $4.2 million or 11.8% compared with 2012. This increase was primarily due to an increase of $3.6 million in salaries and employee benefits, and an increase of $531 thousand in occupancy expense. For the year ended December 31, 2012, noninterest expense totaled $35.7 million, an increase of $9.3 million or 35.1% compared with $26.5 million for the same period in 2011. This increase was primarily related to an increase of $5.8 million in salaries and employee benefits, an increase of $1.1 million in occupancy expense, and an increase of $1.0 million in professional and regulatory fees. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Salaries and employee benefits (1)	$31,102	$25,618	$22,021
Non-staff expenses:
Occupancy	5,028	4,725	4,194
Professional and regulatory fees	5,647	3,224	3,506
Data processing	5,353	1,429	1,826
Software license and maintenance	1,424	965	750
Marketing	654	605	626
Loan related	523	813	584
Real estate acquired by foreclosure, net	286	(595)	107
Other	2,416	3,181	2,128
Total noninterest expense	$52,433	$39,965	$35,742

(1)	Total salaries and employee benefits include stock based compensation expense of $964 thousand, $366 thousand and $347 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Salaries and Employee Benefits.  Salaries and benefits were $31.1 million for the year ended December 31, 2014, an increase of $5.5 million compared to 2013.  The increase was primarily due to a $2.3 million increase in salaries due to the SharePlus acquisition, increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit increases; a $1.6 million increase in bonus and incentives; a $598 thousand increase resulting from the stock-based compensation expense associated with our equity plans; and $579 thousand increase in employee benefits and taxes due to increased staffing levels.  Salaries and benefits were $25.6 million for the year ended December 31, 2013, an increase of $3.6 million compared to 2012.  This increase was primarily due to an increase of 21 employees during 2013, the full year impact of the prior year staffing additions and an increase in compensation resulting from our portfolio banker compensation program and general merit increases. Total salaries and benefits for the year ended December 31, 2014 included $1.0 million in stock based compensation expense compared with $366 thousand and $347 thousand recorded for each of the years ended December 31, 2013 and 2012, respectively.

Occupancy.  Occupancy expenses were $5.0 million, $4.7 million and $4.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase of $304 thousand or 6.4% for 2014 compared to 2013 was primarily due to increase in depreciation expense and ATM machine expense.  The increase of $531 thousand or 12.7% for 2013 compared with 2012 was due primarily to the full year impact of the relocation of our operations center to the larger Brookhollow location during 2012, the full year impact of the Richardson branch acquired in the Opportunity Bancshares acquisition and the opening of a de novo  branch in Addison, Texas in July 2013.

Professional and regulatory fees.  Professional and regulatory fees expenses were $5.6 million, $3.2 million and $3.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase of $2.4 million or 75.2% for 2014 compared to 2013 was primarily due to the acquisition expenses related to the SharePlus acquisition, increase in other M&A expenses and public company activity expenses.  The decrease of $281 thousand or 8.0% for 2013 compared with 2012 was due primarily to the prior year one‑time costs of $260 thousand related to the Opportunity Bancshares acquisition.

Data processing.  Data processing expenses were $5.4 million, $1.4 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase of $3.9 million or 274.6% for 2014 compared to 2013 was primarily due to expenses related to the termination and conversion of the SharePlus data processing services.  The decrease of $397 thousand or 21.7% for 2013 compared with 2012 was due primarily to the prior year one‑time cost of $537 thousand related to the Opportunity Bancshares acquisition.

Real estate acquired by foreclosure.  Real estate acquired by foreclosure expenses were $286 thousand for the year ended December 31, 2014 compared to a  gain of $595 thousand for the year ended December 31, 2013. The increase in real estate acquired by foreclosure expenses was primarily from gain and rental income in the prior period. Real estate acquired by foreclosure expenses decreased by $702 thousand, or 656.1%, from an expense of $107 thousand for the year ended December 31, 2012 to a gain of $595 thousand for the year ended December 31, 2013, due primarily to an increase in gains on sale of real estate acquired by foreclosure of $438 thousand (primarily due to a $569 thousand gain on the sale of one commercial real estate property), a decrease in expenses of $175 thousand and an increase in rental income of $89 thousand.

Other.  Other noninterest expenses, which consist of subscription, membership and dues; employee expenses including travel, meals, entertainment and education; postage and delivery; amortization of intangibles; supplies, printing and reproduction; insurance; account related losses; correspondent bank fees; customer program expenses; and other operating expenses such as settlement of claims.  Other noninterest expenses were $2.4 million, $3.2 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease of $764 thousand or 24.0% for 2014 compared with 2013 was due primarily to other losses incurred in 2013 for which insurance proceeds were received in 2014.    The increase of $1.1 million or 49.5% for 2013 compared with 2012 was due primarily to $364 thousand to settle claims primarily related to an acquired loan and $187 thousand provision for credit losses on off‑balance sheet exposure.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 67.0% for the year ended December 31, 2014, compared with 64.6% for the year ended December 31, 2013. This increase was primarily due to one-time expenses related to the SharePlus acquisition. Our efficiency ratio was 64.6% for the year ended December 31, 2013, compared with 63.7% for the year ended December 31, 2012. This increase was primarily due to the full year impact of expense increases originating in 2012.

Income Taxes

Income tax expense increased $1.5 million, or 21.1% to $8.4 million for the year ended December 31, 2014, compared with $6.9 million for the same period in 2013. The increase was primarily attributable to higher pre-tax net earnings. The effective income tax rate for the years ended December 31, 2014 and 2013 was 36% and 35%, respectively, as compared to the U.S. statutory rate of 35%.

For the year ended December 31, 2013, income tax expense was $6.9 million compared with $4.4 million for the year ended December 31, 2012 and $0.9 million for the year ended December 31, 2011. The increase was primarily attributable to higher pre‑tax net earnings. The effective income tax rates for the years ended December 31, 2013 and 2012 was 35% and 34%, respectively, as compared to U.S. statutory rates of 35% and 34%, respectively.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Financial Condition

Loan Portfolio

At December 31, 2014, total loans were $1.8 billion, an increase of $439.7 million or 32.3% compared with December 31, 2013.  This increase was primarily due to the SharePlus acquisition and continued opportunities for our portfolio bankers to generate new loans and expand existing relationships within our target markets. There were $573 thousand loans classified as held-for-sale at December 31, 2014.

At December 31, 2013, total loans were $1.4 billion, an increase of $154.7 million or 12.8% compared with $1.2 billion at December 31, 2012. This increase was primarily due to the execution of our growth strategy and the continued strength of our target markets. None of our loans were classified as held-for-sale at December 31, 2013.

At December 31, 2014, total loans were 97.5% of deposits and 81.9% of total assets. At December 31, 2013, total loans were 93.9% of deposits and 79.8% of total assets. At December 31, 2012, total loans were 82.4% of deposits and 71.9% of total assets.

Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Houston, Dallas, Austin and Louisville MSAs.

We provide commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), reserve‑based energy loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products to national and regional companies, oil and gas producers, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses.

The types of loans we make to consumers include residential real estate loans, home equity loans, HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.

See “Item 1. Business—Our Banking Services—Lending Activities—Loan Types” for further information about the types of loans we offer.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	For the years ended December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial & industrial	$788,410	43.8%	$681,290	50.1%	$637,769	52.9%	$405,298	45.5%	$250,800	45.1%
Real estate:
Owner occupied commercial real estate	163,592	9.1	156,961	11.6	114,287	9.5	119,354	13.4	90,610	16.3
Commercial real estate	339,006	18.8	267,011	19.6	213,250	17.7	170,492	19.1	100,426	18.1
Construction, land & land development	240,666	13.4	140,067	10.3	135,858	11.3	99,398	11.1	51,871	9.3
Residential mortgage	257,066	14.3	106,362	7.8	94,996	7.9	84,252	9.5	55,274	10.0
Consumer and other	10,415	0.6	7,724	0.6	8,529	0.7	12,695	1.4	6,891	1.2
Total loans held for investment	$1,799,155	100.0%	$1,359,415	100.0%	$1,204,689	100.0%	$891,489	100.0%	$555,872	100.0%

Total loans held-for-sale	$573	100.0%	$-	-	$-	-	$1,811	100.0%	$-	-

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2014 are summarized in the following table:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$254,202	$484,088	$50,120	$788,410
Real estate:
Owner occupied commercial real estate	20,309	65,940	77,343	163,592
Commercial real estate	27,827	245,244	65,935	339,006
Construction, land and land development	42,433	112,086	86,147	240,666
Residential mortgage	3,541	62,111	191,414	257,066
Consumer and other	6,167	3,274	974	10,415
Total loans	$354,479	$972,743	$471,933	$1,799,155

Loans with a fixed interest rate	$41,402	$227,371	$113,189	$381,962
Loans with a floating interest rate	313,077	745,372	358,744	1,417,193
Total loans	$354,479	$972,743	$471,933	$1,799,155

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2013 are summarized in the following table:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$214,049	$418,472	$48,769	$681,290
Real estate:
Owner occupied commercial real estate	6,065	103,574	47,322	156,961
Commercial real estate	12,972	213,712	40,327	267,011
Construction, land and land development	8,502	94,014	37,551	140,067
Residential mortgage	5,738	66,455	34,169	106,362
Consumer and other	6,347	1,337	40	7,724
Total loans	$253,673	$897,564	$208,178	$1,359,415

Loans with a fixed interest rate	$19,912	$242,472	$47,274	$309,658
Loans with a floating interest rate	233,761	655,092	160,904	1,049,757
Total loans	$253,673	$897,564	$208,178	$1,359,415

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Houston, Dallas and Austin MSAs. Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Texas, including conditions affecting the energy industry.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Nonperforming loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $7.1 million in nonperforming loans at December 31, 2014, compared with $16.7 million at December 31, 2013. The ratio of nonperforming loan to total loans was 0.40% at December 31, 2014 compared with 1.23% at December 31, 2013.

We have several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by our portfolio bankers, and we also monitor our delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

As part of the on‑going monitoring of our loan portfolio, management grades each loan from 1 to 10 based on the level of risk associated with each loan. Our criticized and classified loan grades are in accordance with applicable regulatory definitions.

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

In accordance with applicable regulation, we require appraisals or evaluations to independently value real estate and, as an important element, to consider when underwriting loans secured in part or in whole by real estate. The value of real estate taken as collateral provides additional support for the borrower’s credit capacity.

With respect to potential problem loans, all monitored and under‑performing loans are reviewed and an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write downs or appropriate additions to the allowance for loan losses based upon the likelihood of full repayment of principal and interest in accordance with the contractual terms or the net realizable value of the pledged collateral.

We believe our conservative lending approach has resulted in sound asset quality. We had $7.1 million in nonperforming loans at December 31, 2014, compared with $16.7 million and $22.5 million at December 31, 2013 and 2012, respectively. The nonperforming loans at December 31, 2014 consisted of 23 separate credits. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $401 thousand, $657 thousand, and $755 thousands would have been recorded as income for the years ended December 31, 2014, 2013 and 2012, respectively.

Nonperforming assets totaled $12.0 million or 0.55% of period end total assets at December 31, 2014, down from $23.4 million or 1.38% of total assets at December 31, 2013. Accruing loans classified as troubled debt restructures and included in the nonperforming asset totals were $2.3 million at December 31, 2014, compared with $4.1 million at December 31, 2013.  The allowance for loan losses was 0.87% of total loans at December 31, 2014, compared with 1.20% of total loans at December 31, 2013.  The reduction in the percentage was largely due to acquired SharePlus loans which are accounted for under ASC 310-20 and ASC 310-30, and also due to charge-offs of certain loans with specific reserves at the time of charge-off.

The following table presents information regarding nonperforming loans at the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Nonaccrual loans	$2,127	$1,496	$5,196	$3,863	$14,463
Accruing loans 90 or more days past due	16	1,316	579	18	-
Restructured loans—nonaccrual	2,717	9,864	10,106	2,265	-
Restructured loans—accrual	2,257	4,072	6,621	1,096	1,384
Total nonperforming loans	$7,117	$16,748	$22,502	$7,242	$15,847

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2014 was $15.6 million, representing 0.87% of total loans, compared with $16.4 million, or 1.20% of total loans, at December 31, 2013. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010

	(Dollars in thousands)

Average loans outstanding (1)	$1,498,257	$1,244,106	$1,040,681	$691,842	$437,607
Total loans outstanding at end of period (1)	1,799,155	1,359,415	1,204,689	891,489	555,872
Allowance for loan losses at beginning of period	16,361	14,151	10,574	7,132	4,833
Provision for loan losses	2,693	2,373	8,060	8,391	2,940
Charge-offs:
Commercial and industrial	(2,927)	(916)	(1,832)	(4,744)	(19)
Owner occupied commercial real estate	-	-	(361)	-	-
Commercial real estate	-	(333)	(2,270)	-	-
Construction, land & land development	-	-	-	-	-
Residential mortgage	-	(186)	(94)	(262)	(770)
Consumer and other	(1,297)	(54)	(57)	(29)	(73)
Total charge-offs	(4,224)	(1,489)	(4,614)	(5,035)	(862)
Recoveries:
Commercial and industrial	118	1,044	87	46	189
Owner occupied commercial real estate	14	222	-	-	-
Commercial real estate	1	21	-	-	-
Construction, land & land development	-	-	-	-	-
Residential mortgage	20	27	33	35	25
Consumer and other	622	12	11	5	7
Total recoveries	775	1,326	131	86	221
Net recoveries (charge-offs)	(3,449)	(163)	(4,483)	(4,949)	(641)
Allowance for loan losses at end of period	$15,605	$16,361	$14,151	$10,574	$7,132

Ratio of allowance to end of period loans	0.87%	1.20%	1.17%	1.19%	1.28%
Ratio of net charge-offs to average loans	0.23%	0.01%	0.43%	0.72%	0.15%

(1)	Excluding loans held-for-sale

Please see “—Critical Accounting Policies—Allowance for loan losses” for additional discussion of our allowance policy.

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

•for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•for one‑to‑four family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan‑to‑value ratio, and the age, condition and marketability of collateral; and

•for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan‑to‑value ratio.

Acquired loans are recorded at fair value as of the date of acquisition. Determining the fair value of the acquired loans involves estimating the amount and timing of future expected cash flows and discounting those cash flows at a market rate of interest.

Acquired loans with evidence of credit deterioration and the probability that all contractually required payments will not be collected as of the date of acquisition are accounted for in accordance with ASC 310‑30, and the difference between contractually required payments at acquisition and the cash flows expected to be collected is considered the non‑accretable discount. The non‑accretable discount represents the future credit losses expected to be incurred over the life of the loan. No corresponding allowance for loan losses is recorded for these loans at acquisition.

At December 31, 2014, the allowance for loan losses totaled $15.6 million, or 0.87% of total loans. At December 31, 2013 and 2012, the allowance for loan losses aggregated $16.4 million and $14.2 million, or 1.20% and 1.17% of total loans, respectively. At December 31, 2014, $25 thousand of allowance was required for acquired loans not deemed credit‑impaired and $2.0 million of purchase discounts remained. At December 31, 2013 and 2012, $88 thousand and $70 thousand of allowance was required for acquired loans not deemed credit‑impaired, respectively, and $287 thousand and $212 thousand of purchase discounts remained, respectively. PCI loans are not considered nonperforming loans. PCI loans had $2.1 million, $1.0 million and $1.1 million of purchase discounts outstanding at December 31, 2014, 2013 and 2012, respectively, of which $685 thousand, $603 thousand and $510 thousand, respectively, are considered accretable. Impairment charges and related allowances of $7 thousand and $135 thousand were required in 2014 and 2013, respectively, for PCI loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $15.0 million or 0.83% of the $1.8 billion in loans collectively evaluated for impairment at December 31, 2014, compared to an allowance for loan losses of $11.9 million or 0.89% of the $1.3 billion in loans collectively evaluated for impairment at December 31, 2013. Actual losses as a percentage of loans increased to 0.23% for the year ended December 31, 2014 as compared to 0.01% and 0.43% for the years ended December 31, 2013 and 2012, respectively.

We refined our allowance methodology during the third quarter of 2014 and added a qualitative component to provide for a minimum actual loss factor for each category of loans equal to the average three year loss history of the total loan portfolio.  The additional factor was intended to apply the three year loss history to each distinct grouping of loans in the analysis in the event the actual history for that group was less than the overall three year loss history on the total portfolio.

In the December 31, 2014 preparation of the allowance for loan losses, the Company allocated a 15 basis point qualitative reserve factor to commercial and industrial loans, which recognizes the elevated risk profile of energy related lending within the Company’s loan portfolio as a result of the recent decline in oil prices.  This addition resulted in an approximate $997 thousand general reserve for this risk.

During the year ended December 31, 2014, loans in internally assigned risk grades 1 ‑ 4, which are considered pass rated credits, decreased to 92.0% from 95.5% of total loans, excluding PCI loans.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan

	(Dollars in thousands)

Balance of allowance for loan losses applicable to:
Commercial and industrial	$8,145	43.8%	$10,196	50.1%	$9,109	52.9%	$6,701	45.5%	$4,307	45.1%
Owner occupied commercial real estate	974	9.1	874	11.6	763	9.5	711	13.4	542	16.3
Commercial real estate	2,942	18.8	2,216	19.6	2,380	17.7	919	19.1	510	18.1
Construction, land & land development	2,633	13.4	1,103	10.3	1,352	11.3	1,271	11.1	1,340	9.3
Residential Mortgage	645	14.3	654	7.8	492	7.9	871	9.5	323	10.0
Consumer and other	266	0.6	1,318	0.6	55	0.7	101	1.4	110	1.2
Total allowance for loan losses	$15,605	100.0%	$16,361	100.0%	$14,151	100.0%	$10,574	100.0%	$7,132	100.0%

We believe that the allowance for loan losses at December 31, 2014 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2014.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2014, the carrying amount of investment securities totaled $238.3 million, a decrease of $17.2 million or 6.7% compared with $255.5 million at December 31, 2013. At December 31, 2013, the carrying amount of investment securities was $255.5 million, an increase of $13.3 million or 5.5% compared with $242.3 million at December 31, 2012. At December 31, 2014, securities represented 10.8% of total assets compared with 15.0% and 14.5% at December 31, 2013 and 2012, respectively.

At the date of purchase, we are required to classify debt and equity securities into one of two categories: held‑to‑maturity or available‑for‑sale. We do not purchase securities for trading purposes. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held‑to‑maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts in the financial statements only if management has the positive intent and we have the ability to hold those securities to maturity. Debt securities not classified as held‑to‑maturity are classified as available‑for‑sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on debt securities is included in interest income. Other securities are stated at cost and include stock of the Dallas Fed and the FHLB. Dividends received on these investments are included in interest income.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$57,044	$45,168	$45,111	$45,624	$45,674
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	101,916	121,042	121,390	102,942	106,039
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	28,605	32,223	31,736	31,011	30,896
Total	$185,931	$187,565	$198,433	$198,237	$179,577	$182,609

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$17,185	$16,788	$16,669	$16,327	$17,109
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	33,540	40,490	39,919	43,325	43,364
Total	$50,713	$50,725	$57,278	$56,588	$59,652	$60,473

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer and whether it is more likely than not that we will be required to sell the security before a recovery in value. The assessment of whether an other than temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Securities within the available-for-sale portfolio may be used as part of our asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Management does not intend to sell any debt securities classified as held-to-maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2014,  management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of December 31, 2014, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the years ended December 31, 2014 and 2013.

The following tables summarize the contractual maturity of securities and their weighted average yields as of December 31, 2014 and 2013. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures. Available‑for‑sale securities are shown at fair value and held‑to‑maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$20,066	0.44%	$36,979	0.68%	$-	-%	$-	-%	$57,045	0.59%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities	-	-	-	-	17,162	2.55	101,576	2.40	118,738	2.42
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	-	1,274	2.44	61,221	1.49	62,495	1.51
Total	$20,066	0.44%	$36,979	0.68%	$18,436	2.54%	$162,797	2.06%	$238,278	1.74%

	December 31, 2013
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$10,010	0.19%	$35,101	0.55%	$-	-%	$-	-%	$45,111	0.47%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities	-	-	-	-	19,073	2.34	119,105	2.33	138,178	2.33
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	-	1,874	2.37	70,352	1.51	72,226	1.53
Total	$10,010	0.19%	$35,101	0.55%	$20,947	2.34%	$189,457	2.02%	$255,515	1.78%

The contractual maturity of mortgage‑backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage‑backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our complete portfolio is 4.0 years with a modified duration of 3.2 years at December 31, 2014.

At December 31, 2014, 2013 and 2012, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of securities portfolio was 1.59% during the year ended December 31, 2014 compared with 1.36% for the year ended December 31, 2013. The increase in average yield was due to a decrease in amortization of premiums due to slower prepayments and reinvestment of funds at higher rates in 2014.

The average yield of the securities portfolio was 1.36% during 2013 compared with 1.28% during 2012 and 1.60% during 2011. The increase in average yield during 2013 compared to 2012 was primarily due to the reinvestment of funds at higher rates in 2013 and the slowing of prepayments on our mortgage‑backed securities and collateralized mortgage obligation portfolios. The overall growth in the average securities portfolio over the comparable periods was primarily funded by the investment of excess liquidity.

Mortgage‑backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage‑backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage‑backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments. As such, mortgage‑backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2014 and 2013, 85.5% and 86.3% of the mortgage‑backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.6 years and 6.5 years and a modified duration of 4.8 years and 4.0 years, respectively.

Collateralized mortgage obligations are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private‑label pools. At this time we do not own any private‑label pools. Collateralized mortgage obligations are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders.

Deposits

Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.

Total deposits at December 31, 2014 were $1.8 billion, an increase of $398.3 million, or 27.5%, compared to December 31, 2013, primarily due to $245.5 million related to the SharePlus acquisition and $165.7 million due to our customer focused strategy which increased our commercial deposits. Noninterest-bearing deposits at December 31, 2014 were $431.9 million, an increase of $149.7 million, or 53.0%, compared to December 31, 2013. Average deposits increased 7.0% or $103.4 million to $1.6 billion for the year ended December 31, 2014, compared with the same period of 2013. Interest‑bearing deposits at December 31, 2014 were $1.4 billion an increase of $248.6 million or 21.3% compared with December 31, 2013

Total deposits at December 31, 2013 were $1.4 billion, a decrease of $14.1 million, or 1.0%, compared to December 31, 2012 due primarily to a decrease in money market accounts of $90.2 million including a decrease of $56.0 million in accounts with expired promotional rates, partially offset by increases in time deposits of $43.9 million and noninterest‑bearing demand deposits of $33.5 million. Noninterest‑bearing deposits at December 31, 2013, were $282.2 million compared with $248.7 million at December 31, 2012, an increase of $33.5 million or 13.5%. Interest‑bearing deposits at December 31, 2013, were $1.2 billion, down $47.6 million or 3.9% compared with $1.2 billion at December 31, 2012.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$88,756	0.18%	$70,612	0.23%	$62,555	0.31%
Money market and savings deposits	557,808	0.43	569,836	0.53	474,114	0.59
Certificates and other time deposits	584,771	1.15	574,294	1.36	497,923	1.28
Total interest-bearing deposits	$1,231,335	0.75	$1,214,742	0.91	$1,034,592	0.90
Noninterest-bearing deposits	347,268	-	260,446	-	224,441	-
Total deposits	$1,578,603	0.59%	$1,475,188	0.75%	$1,259,033	0.74%

Our ratio of average noninterest‑bearing deposits to average total deposits for the years ended December 31, 2014, 2013 and 2012 was 22.0%, 17.7% and 17.8%, respectively.

The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity for December 31, 2014 (dollars in thousands):

Three months or less	$83,584
Over three through six months	86,893
Over six through twelve months	95,389
Over one through two years	112,316
Over two through three years	43,191
Over three through four years	74,745
Over four through five years	9,158
Total	$505,276

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investment activities. Borrowings consist of funds from the FHLB, the Dallas Fed and its correspondent banks, and securities sold under repurchase agreements.

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	FHLB Advances	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2014
Amount outstanding at year‑end	$47,586	$4,605
Weighted average interest rate at year‑end	0.25%	0.15%
Maximum month‑end balance during the year	$72,578	$9,147
Average balance outstanding during the year	$48,503	$5,870
Weighted average interest rate during the year	0.28%	0.14%
December 31, 2013
Amount outstanding at year‑end	$46,858	$2,583
Weighted average interest rate at year‑end	0.32%	0.15%
Maximum month‑end balance during the year	$46,858	$3,296
Average balance outstanding during the year	$10,593	$3,203
Weighted average interest rate during the year	3.90%	0.16%
December 31, 2012
Amount outstanding at year‑end	$15,037	$3,480
Weighted average interest rate at year‑end	4.02%	0.15%
Maximum month‑end balance during the year	$35,377	$7,494
Average balance outstanding during the year	$15,330	$3,109
Weighted average interest rate during the year	4.01%	0.16%
December 31, 2011
Amount outstanding at year‑end	$15,544	$3,685
Weighted average interest rate at year‑end	4.02%	0.15%
Maximum month‑end balance during the year	$15,992	$7,020
Average balance outstanding during the year	$15,770	$4,514
Weighted average interest rate during the year	4.03%	0.13%

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	December 31,
	2014	2013
	(Dollars in thousands)

Federal Home Loan Bank advances	$47,586	$46,858
Repurchase agreements	4,605	2,583
Total	$52,191	$49,441

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2014 and 2013, total borrowing capacity of $367.2 million and $301.0 million, respectively, was available under this arrangement.. At December 31, 2014 and 2013, $47.6 million and $46.9 million were outstanding, respectively, with an average interest rate of 0.25% and 0.32%, respectively.  The Company’s FHLB advances at December 31, 2014 mature within eight years.  The $7.6 million in long term advances outstanding at December 31, 2014 were acquired from SharePlus.  All of the Company’s FHLB advances at December 31, 2013 matured within one year. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At December 31, 2014 and 2013, we had securities sold under agreements to repurchase with banking customers of $4.6 million and $2.6 million, respectively.

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At December 31, 2014 and 2013,  $377.3 million, $288.6 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of December 31, 2014 and 2013, there were no federal funds purchased outstanding.

Interest Rate Sensitivity and Market Risk

Our asset liability and funds management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.

As a financial institution, our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest‑earning assets and interest‑bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by structuring our balance sheet in the ordinary course of business. We do not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. We enter into interest rate swaps as an accommodation to our customers in connection with our interest rate swap program. See “Business—Our Banking Services—Other Products and Services.” Based upon the nature of our operations, we are not directly subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by ALCO, which is composed of certain members of our board of directors, in accordance with policies approved by our board of directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest‑earning assets and interest‑bearing liabilities; and (ii) an interest rate shock simulation model.

We use an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts.

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12‑month horizon as of December 31, 2014:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	19.2%
+100	10.3
Base	0.0
−100	(4.8)

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. We have found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the years ended December 31, 2014 and 2013, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $1.9 billion for the year ended December 31, 2014 compared to $1.7 billion for the year ended December 31, 2013.

	December 31,
	2014	2013
Sources of Funds:
Deposits:
Noninterest-bearing	18.5%	15.4%
Interest-bearing	65.7	72.0
Securities sold under agreements to repurchase	0.3	0.2
Other borrowed funds	2.6	0.6
Other liabilities	0.4	0.3
Shareholders’ equity	12.5	11.5
Total	100.0	100.0
Uses of Funds:
Loans	80.0	73.7
Securities	13.4	14.6
Federal funds sold and other interest-earning assets	3.2	8.6
Other noninterest-earning assets	3.4	3.1
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	22.0%	17.7%
Average loans to average deposits	94.9	84.3

Our largest source of funds is deposits and our largest uses of funds are loans and securities. We do not expect a change in the source or use of our funds in the foreseeable future. Our average loans were $1.5 billion for the year ended December 31, 2014, an increase of 20.4% over the year ended December 31, 2013. Our average loans increased 17.1% for the year ended December 31, 2013 compared with the year ended December 31, 2012. We predominantly invest excess deposits in Dallas Fed balances, securities, federal funds sold or other short‑term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.0 years and a modified duration of 3.2 years at December 31, 2014.

As of December 31, 2014, we had outstanding $500.6 million in commitments to extend credit and $12.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2014, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2014, we had cash and cash equivalents of $68.9 million, an increase of $34.2 million compared with $34.8 million as of December 31, 2013, which was primarily due to the acquisition of SharePlus. As of December 31, 2013, we had cash and cash equivalents of $34.8 million compared with $178.5 million at December 31, 2012. The decrease was primarily due to an increase of $154.7 million in total loans.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits and noncancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts.

	December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$329,760	$200,627	$105,953	$-	$636,340
Federal Home Loan Bank advances	43,760	1,411	2,084	567	47,822
Operating leases	1,294	2,489	1,618	2,141	7,542
Total	$374,814	$204,527	$109,655	$2,708	$691,704

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$140,088	$175,524	$95,336	$89,667	$500,615
Standby and commercial letters of credit	11,891	391	-	-	12,282
Total	$151,979	$175,915	$95,336	$89,667	$512,897

Standby and Commercial Letters of Credit.  Standby and commercial letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third‑party. In the event of nonperformance by the customer, we have rights to the underlying collateral, which can include commercial real estate, physical plant and property, inventory, receivables, cash and/or marketable securities. The credit risk to us in issuing letters of credit is essentially the same as that involved in extending loan facilities to our customers.

Commitments to Extend Credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case‑by‑case basis. The amount of collateral obtained, if considered necessary by us, upon extension of credit, is based on management’s credit evaluation of the customer.

Capital Resources

Capital management consists of providing equity to support our current and future operations. The federal bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC‑insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As a bank holding company and a national bank, the Company and the Bank are subject to regulatory capital requirements.

The Federal Reserve has established risk‑based and leverage capital guidelines for bank holding companies, including the Company. The OCC has established substantially similar risk‑based and leverage capital guidelines applicable to national banks, including the Bank. Under current guidelines, the minimum ratio of total capital to risk‑weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off‑balance sheet items such as standby letters of credit) is 8.0%. At least half of total capital must be composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), qualifying non‑cumulative perpetual preferred stock (and, for bank holding companies only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles, and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets, for all but the most highly rated bank holding companies. The federal banking agencies have also established risk‑based and leverage capital guidelines that FDIC‑insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

Under the Federal Deposit Insurance Act (the “FDIA”), the federal bank regulatory agencies must take “prompt corrective action” against undercapitalized U.S. depository institutions. U.S. depository institutions are assigned one of five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized,” and are subjected to different regulation corresponding to the capital category within which the institution falls. A depository institution is deemed to be “well capitalized” if the banking institution has a total risk‑based capital ratio of 10.0% or greater, a tier 1 risk‑based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific level for any capital measure. Under certain circumstances, a well‑capitalized, adequately capitalized or undercapitalized institution may be treated as if the institution were in the next lower capital category. A banking institution that is undercapitalized is required to submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2014, the Company and the Bank were each well‑capitalized.

Total shareholders’ equity was $288.4 million at December 31, 2014, an increase of $89.2 million or 44.8% compared with $199.2 million at December 31, 2013. The increase was the result of proceeds from issuance of common stock in connection with our initial public offering, net of expenses, of $72.5 million, retained earnings of $14.7 million for the year ended and an increase in the value of available-for-sale securities recognized in other accumulated comprehensive earnings of $1.2 million. Total shareholders’ equity was $199.2 million at December 31, 2013, compared with $188.2 million at December 31, 2012, an increase of $11.0 million or 5.8%. This increase was primarily the result of retained earnings, partially offset by a decrease in the value of available‑for‑sale securities recognized in other accumulated comprehensive earnings.

The following tables provide a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of the dates specified to the minimum and well capitalized regulatory standards:

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$190,229	12.5%	$121,719	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	173,680	11.4	60,859	4.0	N/A	N/A
Tier I capital (to average assets)	173,680	10.3	67,196	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$184,908	12.2%	$121,619	8.0%	$152,023	10.0%
Tier 1 capital (to risk weighted assets)	168,359	11.1	60,809	4.0	91,214	6.0
Tier I capital (to average assets)	168,359	10.0	67,021	4.0	83,776	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

Basel III Capital Adequacy Requirements Effective January 1, 2015.  In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules will become effective as applied to the Company and the Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. See “Regulation and Supervision—US Implementation of Basel III - Effective January 1, 2015.”

Non‑GAAP Financial Measures

We identify certain financial measures discussed in this Annual Report on Form 10-K as being “non‑GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non‑GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non‑GAAP financial measures or both.

The non‑GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non‑GAAP financial measures that we discuss in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non‑GAAP financial measures we have discussed in this Annual Report on Form 10-K when comparing such non‑GAAP financial measures.

Tangible Book Value Per Common Share.  Tangible book value is a non‑GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization; and (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is our book value.

We believe that this measure is important to many investors in the marketplace who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$288,405	$199,218	$188,211	$153,423	$150,525
Adjustments:
Goodwill	30,129	15,672	15,672	15,672	8,522
Core deposit intangibles	4,148	984	1,230	1,245	313
Tangible common equity	$254,128	$182,562	$171,309	$136,506	$141,690
Common shares outstanding (1)	26,171	20,771	20,748	17,970	17,970
Book value per common share (1)	$11.02	$9.59	$9.07	$8.54	$8.38
Tangible book value per common share (1)	$9.71	$8.79	$8.26	$7.60	$7.88

(1)Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options.  The number of exercisable options was 1,020,743 as of Dec 31, 2014, 910,793 shares as of December 31, 2013, 818,518 shares as of December 31, 2012, 684,562 shares as of December 31, 2011, and 648,732 shares as of December 31, 2010.

Tangible Common Equity to Tangible Assets.  Tangible common equity to tangible assets is a non‑GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization; (b) tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). For common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total shareholders’ equity to total assets.

We believe that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total shareholders’ equity and assets while not increasing our tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$288,405	$199,218	$188,211	$153,423	$150,525
Adjustments:
Goodwill	30,129	15,672	15,672	15,672	8,522
Core deposit intangibles	4,148	984	1,230	1,245	313
Tangible common equity	$254,128	$182,562	$171,309	$136,506	$141,690
Tangible Assets
Total assets	$2,196,135	$1,703,127	$1,674,800	$1,335,376	$874,115
Adjustments:
Goodwill	30,129	15,672	15,672	15,672	8,522
Core deposit intangibles	4,148	984	1,230	1,245	313
Tangible assets	$2,161,858	$1,686,471	$1,657,898	$1,318,459	$865,280
Tangible Common Equity to Tangible Assets	11.8%	10.8%	10.3%	10.4%	16.4%

Efficiency Ratio.  The efficiency ratio is a non‑GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions. The GAAP‑based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income.

In our judgment, the adjustment made to noninterest income allows investors and analysts to better assess our operating expenses in relation to our core operating revenue by removing one‑time bargain purchase gains associated with acquisitions.

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP‑based efficiency ratio:

	December 31,
	2014	2013	2012	2011	2010

	(Dollars in thousands, except per share data)

Efficiency Ratio
Noninterest expense	$52,433	$39,965	$35,742	$26,459	$17,797
Net interest income	70,177	57,042	51,608	34,662	21,559
Noninterest income	8,056	4,812	5,109	2,087	1,835
Adjustments:
Bargain purchase gain from acquisitions	-	-	578	-	-
Noninterest income, excluding bargain purchase gains from acquisitions	$8,056	$4,812	$4,531	$2,087	$1,835

Efficiency Ratio	67.02%	64.61%	63.67%	72.00%	76.08%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability and funds management policies approved by the Company’s board of directors.

The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net income and the balance sheet, respectively.  See the Company’s Annual Report on Form 10-K “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Market Risk”.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence on page 82 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2014
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)

Total interest income	$22,558	$19,817	$19,123	$18,107
Total interest expense	2,275	2,305	2,417	2,431
Net interest income	20,283	17,512	16,706	15,676
Provision for loan losses	1,250	220	0	1,223
Net interest income after provision for loan losses	19,033	17,292	16,706	14,453
Noninterest income	2,137	2,334	1,978	1,607
Noninterest expense	17,880	12,560	11,396	10,597
Income before income taxes	3,290	7,066	7,288	5,463
Provision for income taxes	1,243	2,533	2,614	1,975
Net income	$2,047	$4,533	$4,674	$3,488

Earnings per share(1)
Earnings per common share, basic	$0.08	$0.20	$0.22	$0.17
Earnings per common share, diluted	0.08	0.20	0.22	0.17

	Quarter Ended 2013
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)
Total interest income	$18,089	$17,146	$16,979	$16,245
Total interest expense	2,710	2,852	2,901	2,954
Net interest income	15,379	14,294	14,078	13,291
Provision for loan losses	1,247	(1)	346	781
Net interest income after provision for loan losses	14,132	14,295	13,732	12,510
Noninterest income	1,107	1,112	1,525	1,068
Noninterest expense	10,722	9,737	10,091	9,415
Income before income taxes	4,517	5,670	5,166	4,163
Provision for income taxes	1,453	2,109	1,830	1,514
Net income	$3,064	$3,561	$3,336	$2,649

Earnings per share(1)
Earnings per common share, basic	$0.15	$0.17	$0.16	$0.13
Earnings per common share, diluted	0.15	0.17	0.16	0.13

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Corporate Governance-Committees of the Board-Audit Committee,” “Corporate Governance-Director Nominations” and “Corporate Governance Code of Ethics” in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED SHAREHOLDERS MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders” in the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Corporate Governance-Fees and Services of Independent Registered Public Accounting Firm” and "Board and Committee Matters-Audit Committee Pre-Approval Policy" in the 2015 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 82 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number	Description of Exhibit
2.1

Merger Agreement, dated June 28, 2006, by and between Redstone Bank, National Association and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.2

Purchase and Assumption Agreement, dated March 14, 2010, by and between OneWest Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.3

Purchase and Assumption Agreement, dated June 17, 2011, by and between Main Street Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.4

Merger Agreement, dated March 14, 2012, by and among Opportunity Merger Sub Corp., Opportunity Bancshares, Inc. and Green Bancorp. Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.5

Agreement and Plan of Merger, dated May 5, 2014, by and among SP Bancorp, Inc., Searchlight Merger Sub Corp. and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

3.1

Form of Amended and Restated Certificate of Formation of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

3.2	Form of Amended and Restated Bylaws of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
10.1a

Executive Employment Agreement, dated April 9, 2010, among Green Bancorp, Inc., Green Bank, N.A. and Manuel J. Mehos (incorporated herein by reference to Exhibit 10.1a to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.1b

Executive Employment Agreement, dated April 9, 2010, among Green Bancorp, Inc., Green Bank, N.A. and John P. Durie (incorporated herein by reference to Exhibit 10.1b to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.1c

Executive Employment Agreement, dated April 9, 2010, among Green Bancorp, Inc., Green Bank, N.A. and Geoffrey D. Greenwade (incorporated herein by reference to Exhibit 10.1c to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.2a

Redstone Bank, N.A. 2004 Stock Option Plan (including form of option agreement) (incorporated herein by reference to Exhibit 10.2a to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.2b

Green Bancorp, Inc. 2006 Stock Option Plan (including form of option agreement) (incorporated herein by reference to Exhibit 10.2b to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.2c

Green Bancorp, Inc. 2010 Stock Option Plan, as amended (including form of option agreement) (incorporated herein by reference to Exhibit 10.2c to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.2d

Green Bancorp, Inc. Stock Appreciation Rights Plan (including form of award) (incorporated herein by reference to Exhibit 10.2d to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.2e	Green Bancorp, Inc. 2013 Executive Incentive Program (incorporated herein by reference to Exhibit 10.2e to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
10.2f	Green Bancorp, Inc. 2014 Executive Incentive Program (incorporated herein by reference to Exhibit 10.2f to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
10.2g

Green Bancorp, Inc. 2014 Omnibus Incentive Plan (including form of award) (incorporated herein by reference to Exhibit 10.2g to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.3	Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
10.4

Registration Rights Agreement, dated June 30, 2010, by and among Green Bancorp, Inc. and the shareholders named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.5	Form of Director Nomination Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.6

Voting Agreement, dated December 31, 2006, among Green Bancorp, Inc., David C. Shindeldecker and the shareholders named therein (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

10.7	Green Bancorp, Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
21.1*	Subsidiaries of Green Bancorp, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
101*	Interactive Financial Data

*Filed with this Annual Report on Form 10-K

**Furnished with this Annual Report on Form 10-K

†The schedules and/or exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of

Regulation S‑K. The registrant will furnish copies of such schedules and/or exhibits to the SEC upon request.

GREEN BANCORP, INC. AND SUBSIDIARY

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Green Bancorp, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Green Bancorp, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Green Bancorp, Inc. and subsidiary (the "Bank") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Green Bancorp, Inc. and subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

March 31, 2015

GREEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Cash and due from banks	$13,963	$9,836
Interest bearing deposits in financial institutions	54,960	24,921
Total cash and cash equivalents	68,923	34,757

Available-for-sale securities, at fair value	187,565	198,237
Held-to-maturity securities, at amortized cost (fair value of $50,725 and $56,588, respectively)	50,713	57,278
Federal Reserve Bank stock	7,173	5,140
Federal Home Loan Bank of Dallas stock	4,192	2,590
Total securities and other investments	249,643	263,245

Loans held for sale	573	-
Loans held for investment	1,799,155	1,359,415
Allowance for loan losses	(15,605)	(16,361)
Loans, net	1,783,550	1,343,054

Premises and equipment, net	25,200	21,365
Goodwill	30,129	15,672
Core deposit intangibles, net of accumulated amortization	4,148	984
Accrued interest receivable	4,916	3,994
Deferred tax asset, net	8,468	8,853
Real estate acquired by foreclosure	4,863	6,690
Bank owned life insurance	7,903	-
Other assets	7,819	4,513
TOTAL ASSETS	$2,196,135	$1,703,127

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$431,942	$282,227
Interest-bearing transaction and savings	777,431	590,795
Certificates and other time deposits	636,340	574,350
Total deposits	1,845,713	1,447,372

Securities sold under agreements to repurchase	4,605	2,583
Other borrowed funds	47,586	46,858
Accrued interest payable	767	930
Other liabilities	9,059	6,166
Total liabilities	1,907,730	1,503,909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,175,949 and 20,771,087 shares issued and outstanding at December 31, 2014 and December 31, 2013	262	208
Capital surplus	252,421	179,219
Retained earnings	34,660	19,918
Accumulated other comprehensive income (loss), net	1,062	(127)
Total shareholders’ equity	288,405	199,218
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,196,135	$1,703,127

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012

INTEREST INCOME:
Loans, including fees	$75,121	$64,404	$58,037
Securities	3,993	3,371	2,977
Other investments	352	313	285
Federal funds sold	-	1	2
Deposits in financial institutions	139	370	280
Total interest income	79,605	68,459	61,581

INTEREST EXPENSE:
Transaction and savings deposits	2,539	3,210	2,973
Certificates and other time deposits	6,747	7,789	6,381
Other borrowed funds	142	418	619
Total interest expense	9,428	11,417	9,973

NET INTEREST INCOME	70,177	57,042	51,608
PROVISION FOR LOAN LOSSES	2,693	2,373	8,060
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	67,484	54,669	43,548

NONINTEREST INCOME:
Customer service fees	2,655	1,826	1,699
Loan fees	1,917	1,270	930
Gain (loss) on sale of available-for-sale securities, net	-	(7)	950
Gain on sale of held-for-sale loans, net	28	-	-
Gain on sale of guaranteed portion of loans, net	2,867	1,229	-
Bargain purchase gain	-	-	578
Other	589	494	952
Total noninterest income	8,056	4,812	5,109

NONINTEREST EXPENSE:
Salaries and employee benefits	31,102	25,618	22,021
Occupancy	5,028	4,725	4,194
Professional and regulatory fees	5,647	3,224	3,506
Data processing	5,353	1,429	1,826
Software license and maintenance	1,424	965	750
Marketing	654	605	626
Loan related	523	813	584
Real estate acquired by foreclosure, net	286	(595)	107
Other	2,416	3,181	2,128
Total noninterest expense	52,433	39,965	35,742

INCOME BEFORE INCOME TAXES	23,107	19,516	12,915
PROVISION FOR INCOME TAXES	8,365	6,906	4,380
NET INCOME	$14,742	$12,610	$8,535

EARNINGS PER SHARE:
Basic	$0.65	$0.61	$0.44
Diluted	$0.64	$0.60	$0.44

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the years ended December 31,
	2014	2013	2012

NET INCOME	$14,742	$12,610	$8,535
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	1,830	(3,220)	860
Reclassification adjustment for gain (loss) on sale of available-for-sale securities included in net income	-	(7)	950
Total other comprehensive income (loss) before tax	1,830	(3,227)	1,810

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	641	(1,099)	615
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,189	(2,128)	1,195
COMPREHENSIVE INCOME	$15,931	$10,482	$9,730

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Surplus	(Deficit)	Income (Loss)	Total
BALANCE — January 1, 2012	17,970	$180	$153,664	$(1,227)	$806	$153,423
Net income	-	-	-	8,535	-	8,535
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $615 and reclassification adjustment	-	-	-	-	1,195	1,195
Issuance of common stock, net of issuance costs	2,778	27	24,707	-	-	24,734
Stock-based compensation expense	-	-	324	-	-	324
BALANCE — December 31, 2012	20,748	$207	$178,695	$7,308	$2,001	$188,211
Net income	-	-	-	12,610	-	12,610
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,099 and reclassification adjustment	-	-	-	-	(2,128)	(2,128)
Issuance of common stock in connection with the exercise of stock options	23	1	189	-	-	190
Stock-based compensation expense	-	-	335	-	-	335
BALANCE — December 31, 2013	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	14,742	-	14,742
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $641 and reclassification adjustment	-	-	-	-	1,189	1,189
Issuance of common stock in connection with initial public offering, net of expenses	5,391	54	72,537	-	-	72,591
Issuance of common stock in connection with exercise of stock options	14	-	117	-	-	117
Stock-based compensation expense	-	-	548	-	-	548
BALANCE — December 31, 2014	26,176	$262	$252,421	$34,660	$1,062	$288,405

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,742	$12,610	$8,535
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,130	2,165	3,249
Accretion of loan discounts, net	(869)	(456)	(344)
Amortization of deposit premiums	(411)	(535)	(1,120)
Amortization of core deposit intangibles	303	246	231
Accretion of borrowing valuation allowance	(4)	-	-
Provision for loan losses	2,693	2,373	8,060
Depreciation	1,485	1,352	1,247
Net loss (gain) on sale of available-for-sale securities	-	7	(950)
Net gain on sale of real estate acquired by foreclosure	(139)	(569)	(132)
Net gain on sale of mortgage loans HFS	(28)	-	-
Net gain on sale of guaranteed portion of loans	(2,867)	(1,229)	-
Originations of loans held for sale	(1,608)	-	-
Proceeds from sales of and principal collected on loans held for sale	2,681	-	-
Writedown of real estate acquired by foreclosure	141	-	22
Bargain purchase gain	-	-	(578)
Deferred income tax expense (benefit)	395	(540)	(687)
Stock-based compensation expense	964	335	324
Decrease (increase) in accrued interest receivable and other assets, net	1,061	(1,433)	8
Increase in accrued interest payable and other liabilities, net	138	475	1,462
Net cash provided by operating activities	19,807	14,801	19,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	34,021	49,050	55,414
Proceeds from the sale of available-for-sale securities	19,179	6,736	39,236
Purchases of available-for-sale securities	(22,081)	(76,612)	(75,942)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	9,855	11,161	9,835
Purchases of held-to-maturity securities	(3,452)	(8,988)	(20,710)
Proceeds from sales of guaranteed portion of loans	32,205	13,186	-
Proceeds from sales of real estate acquired by foreclosure	1,825	3,655	1,524
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	103	(1,379)	(50)
Purchases of Federal Reserve Bank stock	(1,673)	(11)	(815)
Net increase in loans held for investment	(220,465)	(170,205)	(293,561)
Investment in construction of premises and purchases of other fixed assets	(984)	(2,699)	(3,326)
Net cash and cash equivalents (paid) received in connection with acquisitions	(30,789)	-	11,463
Net cash used in investing activities	(182,256)	(176,106)	(276,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	128,749	(13,544)	260,885
Net increase (decrease) in securities sold under agreements to repurchase	2,022	(897)	(205)
Net (proceeds) repayment of other short-term borrowed funds	(5,000)	75,307	22,157
Repayment of other long-term borrowed funds	(1,864)	(43,486)	(22,664)
Proceeds from issuance of common stock due to exercise of stock options	117	190	-
Proceeds from issuance of common stock, net of issuance expenses	72,591	-	24,734
Net cash provided by financing activities	196,615	17,570	284,907

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$34,166	$(143,735)	$27,302

CASH AND CASH EQUIVALENTS:
Beginning of year	34,757	178,492	151,190
End of year	$68,923	$34,757	$178,492

SUPPLEMENTAL INFORMATION:
Interest paid	$9,592	$11,374	$9,908
Income taxes paid	$9,200	$7,116	$4,650
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$-	$3,815	$3,643

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization—Green Bancorp, Inc. (“Green Bancorp”), together with its subsidiary bank (the “Company”), is a Texas corporation that was incorporated on October 20, 2004. In 2006 Green Bancorp entered into an agreement and plan of merger with Redstone Bank, National Association (“Redstone Bank”), a national banking association located in Houston, Texas, for the purpose of acquiring all of the issued and outstanding stock of Redstone Bank. The acquisition was completed on December 31, 2006, and Green Bancorp became a bank holding company registered under the Bank Holding Company Act of 1956, as amended.

Green Bank, N.A. (the “Bank”) is a national banking association, which was chartered under the laws of the United States of America as a national bank on February 17, 1999, as Redstone Bank. On September 14, 2007, the name was changed to Green Bank, N.A. The Bank provides commercial and consumer banking services in the greater Houston, Dallas, Austin and Louisville metropolitan areas.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and the prevailing practices within the financial services industry. A summary of significant accounting policies follows.

The Company has evaluated subsequent events through March 31, 2015, the date the consolidated financial statements were available to be issued.

Basis of Presentation—The consolidated financial statements include the accounts of Green Bancorp and its subsidiary. Intercompany transactions have been eliminated in consolidation. Operations are managed and financial performance is evaluated on a company‑wide basis. The Company operates its business as one segment providing banking services to a variety of customers.

Segment Reporting— The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.

Initial Public Offering (IPO)— The Company qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). In August 2014, the Company sold and issued 5,390,625 shares of common stock at $15 per share in reliance on that Registration Statement. Total proceeds received by the Company, net of offering costs were approximately $72.5 million.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of available-for-sale securities, acquired assets and liabilities, goodwill, and fair value.

Cash and Cash Equivalents—Cash and cash equivalents include cash due from banks, federal funds sold and interest‑bearing deposits in financial institutions with original maturities of three months or less. Federal funds sold are invested for a period of three days or less. Interest bearing deposits include demand balances at the Federal Reserve Bank and balances with other financial institutions with original maturities of three months or less. Balances at the Federal Reserve Bank include restricted amounts required to satisfy reserve requirements, which are provided in Note 4.

Earnings Per Common Share—Basic earnings per common share are calculated using the two‑class method. The two‑class method provides that unvested share‑based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share.

Diluted earnings per common share is computed using the weighted‑average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities—Securities classified as held‑to‑maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent, and the Company has the ability, to hold these assets until their maturities. Under certain circumstances (including the deterioration of the issuer’s creditworthiness or a change in tax law or statutory or regulatory requirements), these securities may be sold or transferred to another portfolio.

Securities classified as available‑for‑sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as accumulated other comprehensive income or loss until realized. Declines in the fair value of individual securities below their cost that are determined to be other‑than‑temporary would result in writedowns, as a realized loss, of the individual securities to their fair value. In evaluating other‑than‑temporary impairment losses, management considers several factors, including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. Securities within the available‑for‑sale portfolio may be used as part of the Company’s asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Premiums and discounts are amortized and accreted to net income using the interest method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of securities. Interest earned on these assets is included in interest income.

Other securities are stated at cost and include stock of the Federal Reserve Bank and the Federal Home Loan Bank of Dallas (“FHLB”). Dividends received on these investments are included in interest income.

Loans Held-for-Sale— Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value.  Fair value of consumer residential mortgages held-for-sale is based on commitments from investors or prevailing market prices. Gains and losses on sales are recorded in noninterest income and determined on a specific identification basis.

Loans Held for Investment—Loans that management has the intent and ability to hold for the foreseeable future or until maturity are reported in the balance sheet as loans held for investment stated at the principal amount outstanding adjusted for charge-offs, the allowance for loan losses, deferred fees or costs and unamortized premiums or discounts. Interest income for loans is recognized principally by the simple interest method.

A loan is defined as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized.

Nonperforming Loans and Past Due Loans—Nonperforming loans are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured due to the borrower’s financial difficulty and which result in a concessionary modification.

When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status and classified as impaired unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to evaluate the appropriateness of its accruing status. When a loan is placed on nonaccrual status, all accrued but unpaid interest is charged to operations. Payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged‑off loan amounts. Any excess is treated as a recovery of lost interest.

The restructuring of a loan is considered a troubled debt restructuring if both the borrower is experiencing financial difficulties and the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Loans restructured in a troubled debt restructuring are considered impaired. Impairment loss of restructured loans is based on the difference between the original loan’s carrying amount and the present value of expected future cash flows discounted at the original, contractual rate of the loan.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Generally, a nonaccrual loan that is restructured remains on nonaccrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery. The Company’s allowance for loan losses consists of two components including a general component based upon probable but unidentified losses inherent in the portfolio and a specific component on individual loans that are considered impaired.

The general component of the allowance for loan losses related to probable but unidentified losses inherent in the portfolio is based on various factors including the Company’s historical loss experience, historical loss experience for peer banks, growth trends, loan concentrations, migration trends between internal loan risk ratings, current economic conditions and other qualitative factors. The other qualitative factors considered may include changes in lending policies and procedures, changes in the experience and ability of lending and credit staff and management, changes in the quality of the loan review system and other factors.

To arrive at the general component of the allowance, loans are first separated into originated and acquired groups and then further separated by loan type for each group. The factors described above are calculated for the applicable loan groups and for each loan type within the applicable group and then applied to the loan balance by type to calculate the general reserve. The actual loss factor is based on our actual three year loss history as a percentage of loans by type.  A minimum actual loss factor equal to the average three year loss history for the total portfolio is then applied. A peer loss factor is calculated by weighting our actual loss history and that of our peer banks as a percentage of loans by type for the same historical three year period. A peer loss factor is added to increase the allowance if our actual loss history is less than the calculated peer loss factor. Additional factors are evaluated based on our loan growth when compared to prior year growth, loan concentrations in groups of similar loan types, migration in our loans by internal risk grade and the level of monitored and classified loans to capital. Management also evaluates various economic indicators, such as state and national unemployment, initial jobless claims, consumer confidence, natural gas price, GDP and a composite city home price index, to establish an economic factor. The Company allocated a qualitative reserve factor to commercial and industrial loans, which recognizes the elevated risk profile of energy related lending within the Company’s loan portfolio as a result of the recent decline in oil prices.

The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating, or other conditions beyond the Company’s control.

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

Estimates of loan losses involve an exercise of judgment. While it is reasonably possible that in the near term the Company may sustain losses which are substantial relative to the allowance for loan losses, it is the judgment of management that the allowance for loan losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

Accounting for Acquired Loans and the Allowance for Acquired Loan Losses — Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the acquired loans incorporates assumptions regarding credit risk. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.  The excess of cash flows expected at acquisition over the estimated fair value is considered the accretable discount and is recognized in interest income over the remaining life of the loan using the interest method.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired loans with evidence of credit deterioration and the probability that all contractually required payments will not be collected as of the date of acquisition are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected is considered the non-accretable discount. The non-accretable discount represents the future credit losses expected to be incurred over the life of the loan. Subsequent increases in the expected cash flows will result in a recovery of any previously recorded allowance for loan losses and a reclassification from non-accretable discount to accretable discount.

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. Methods utilized to estimate any subsequently required allowance for credit losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

Bank-Owned Life Insurance (“BOLI”)—Bank-owned life insurance is stated at its cash surrender value. The BOLI was acquired with the SharePlus acquisition.  The Company is the beneficiary of life insurance policies on current and former officers and selected employees of the Company.

Premises and Equipment—Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense is computed primarily using the straight‑line method over the estimated useful lives (ranging from two to thirty years) of the assets. Leasehold improvements are amortized using the straight‑line method over the periods of the leases or the estimated useful lives, whichever is shorter.

Goodwill and Other Intangibles—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs. We completed our annual impairment analysis of goodwill as of December 31, 2014. The goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

Core deposit intangibles are amortized on an accelerated basis over the years expected to be benefited, which the Company estimates to be approximately six to nineteen years.

Real Estate Acquired by Foreclosure—The Company records real estate acquired by foreclosure at fair value less estimated costs to sell. Adjustments are made to reflect declines in value subsequent to acquisition, if any, below the recorded amounts. Required developmental costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in noninterest expense.

Derivative Financial Instruments—The Company’s interest rate risk management strategy includes hedging the repricing characteristics of certain assets and liabilities so as to mitigate adverse effects on the Company’s net interest margin and cash flows from changes in interest rates. The Company uses certain derivative instruments to add stability to the Company’s net interest income and to manage the Company’s exposure to interest rate movements.

The Company may designate a derivative as either an accounting hedge of the fair value of a recognized fixed rate asset or an unrecognized firm commitment (“fair value” hedge) or an accounting hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability (“cash flow” hedge). All derivatives are recorded as other assets or other liabilities on the balance sheet at their respective fair values. The Company estimates the fair value of its interest rate derivatives using a standardized methodology that nets the discounted expected future cash receipts and cash payments (based on observable market inputs). These future net cash flows, however, are susceptible to change due primarily to fluctuations in interest rates. As a result, the estimated values of these derivatives will typically change over time as cash is received and paid and also as market conditions change. As these changes take place, they may have a positive or negative impact on the Company’s estimated valuations.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements—The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, for financial assets and financial liabilities. ASC 820 applies to reported balances that are required or permitted to be measured at fair value under an existing accounting pronouncement. ASC 820 emphasizes that fair value is a market‑based measurement, not an entity‑specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability and establishes a fair value hierarchy. The fair value hierarchy consists of three levels of inputs that may be used to measure fair value, which are defined in Note 18.

Revenue Recognition—Revenue is recognized in accordance with FASB ASC 605, Revenue Recognition, on an accrual basis. Amounts are recognized as income in the period in which they are earned as evidenced by contractual agreements so long as the amount is deemed to be collectable and no evidence of impairment exists.

Gain on Sale of Guaranteed Portion of Loans, Net—The Company originates loans to customers under government guaranteed programs that generally provide for guarantees of 50% to 90% of each loan, subject to a maximum guaranteed amount. The Company can sell the guaranteed portion of the loan in an active secondary market and retains the unguaranteed portion in its portfolio. Sales of the guaranteed portion of loans are accounted for using the sales accounting treatment.

All sales of government guaranteed loans are executed on a servicing retained basis, and the Company retains the rights and obligations to service the loans. The standard sale structure provides for the Company to retain a portion of the cash flow from the interest payment received on the loan. When a loan sale involves the transfer of an interest less than the entire loan, the controlling accounting method under FASB ASC 860, Transfers and Servicing, requires the seller to reallocate the carrying basis between the assets transferred and the assets retained based on the relative fair value of the respective assets as of the date of sale. The maximum gain on sale that can be recognized is the difference between the fair value of the assets sold and the reallocated basis of the assets sold. The gain on sale recognized in income is the sum of the cash premium on the guaranteed loan, the fair value of the servicing assets recognized, less the discount recorded on the unguaranteed portion retained.

Income Taxes—Green Bancorp files a consolidated federal income tax return with its subsidiary. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by, Green Bancorp based on the portion of taxes currently due or refundable.

Deferred income taxes are accounted for by applying the expected statutory tax rates at which the differences between the book basis and the tax basis of assets and liabilities are expected to be recovered. The resulting deferred tax assets and liabilities are adjusted to reflect changes in enacted tax laws or rates.

Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

Stock‑Based Compensation—The Company’s stock‑based compensation policy applies to stock options and restricted stock units, which are accounted for under the fair‑value method as required by GAAP. The expense associated with stock‑based compensation is recognized over the vesting period of each individual arrangement.

The fair value of each time‑based stock option and restricted stock units award is estimated on the date of grant using a Black‑Scholes‑Merton option valuation model.

Business combinations— The Company applies the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. The excess of the purchase price over the estimated fair value of the net assets, including identifiable intangible assets, for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets, including identifiable intangible assets, for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income—Comprehensive income includes all changes in equity during the period presented that result from transactions and other economic events other than transactions with shareholders. The Company reports comprehensive income in the consolidated statements of comprehensive income.

Recent Accounting Standards - Accounting Standards Updates (“ASU”)

FASB ASU No. 2014‑04—“Receivables—Troubled Debt Restructuring by Creditors (Subtopic 310‑40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure” clarifies when an in substance foreclosure occurs, that is, when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This is the point when the consumer mortgage loan should be derecognized and the real property recognized.  ASU 2014-04 was effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

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

FASB ASU No. 2014-11 — “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement.  The adoption of this ASU becomes effective for the Company beginning after January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

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

FASB ASU No. 2014-14 — “Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure” requires creditors to reclassify mortgage loans as another receivable that is separate from loans and to measure the receivable at the fixed or determinable amount expected to be received under the government guarantee if upon foreclosure the mortgage loans meet certain conditions.  ASU 2014-04 was effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-01— “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

2. EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014		2013		2012
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$14,742		$12,610		$8,535

Basic:
Weighted average shares outstanding	22,625	$0.65	20,748	$0.61	19,382	$0.44

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	290		132		23
Total	22,915	$0.64	20,880	$0.60	19,405	$0.44

3. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using a non-pro rata basis over an estimated life of six to nineteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the following estimates for the SharePlus acquisition are preliminary.

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

Pursuant to the terms of the acquisition agreement, the Company paid $46.4 million in cash for all outstanding shares of SP Bancorp capital stock, which resulted in goodwill of $14.5 million as of December 31, 2014.  Additionally, the Company recognized $3.5 million of core deposit intangibles as of December 31, 2014.  The goodwill amount includes the effects of ongoing analysis of deferred tax attributes through March 26, 2015, which resulted in a $2.5 million increase in goodwill, $3.5 million decrease in net deferred tax assets and a $951 thousand increase in current tax receivable.    These goodwill, deferred tax asset and core deposit intangible balances as of December 31, 2014 do not include potential subsequent fair value adjustments that are still being finalized.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Total cash and cash equivalents include restricted amounts of $42.0 million and $26.7 million at December 31, 2014 and 2013, respectively, as a result of this requirement.

5. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$45,168	$38	$(95)	$45,111
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	121,042	1,282	(934)	121,390
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,223	42	(529)	31,736
Total	$198,433	$1,362	$(1,558)	$198,237

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,788	$409	$(528)	$16,669
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,490	135	(706)	39,919
Total	$57,278	$544	$(1,234)	$56,588

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	December 31, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$15,046	$15,058	$-	$-
Due after one year through five years	42,062	41,986	-	-
	57,108	57,044	-	-

Mortgage-backed securities and collateralized mortgage obligations	128,823	130,521	50,713	50,725
Total	$185,931	$187,565	$50,713	$50,725

Proceeds from sales of securities classified as available‑for‑sale of $19.2 million were received during the years ended December 31, 2014.  Immediately following the SharePlus acquisition, the acquired securities were sold at acquired market value, which resulted in no gain or loss.

Proceeds from sales of securities classified as available‑for‑sale of $6.7 million and $39.2 million were received during the years ended December 31, 2013 and 2012, respectively. Net realized losses of $7 thousand were recorded as a result of these sales for the year ended December 31, 2013, which is comprised of $110 thousand in gross realized losses offset by $103 thousand in gross realized gains. Gross realized gains of $950 thousand were recorded as a result of these sales for the year ended December 31, 2012.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, Investments—Debt and Equity Securities.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

As of December 31, 2014, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2014, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of December 31, 2014.

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	December 31, 2014
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$37,049	$(85)	$36,964	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	20,403	(53)	20,350	4,440	(56)	4,384
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,514	-	3,514	12,559	(289)	12,270
Total	$60,966	$(138)	$60,828	$16,999	$(345)	$16,654

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$4,564	$(122)	$4,442
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	12,414	(92)	12,322	13,988	(346)	13,642
Total	$12,414	$(92)	$12,322	$18,552	$(468)	$18,084

	December 31, 2013
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$25,008	$(95)	$24,913	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	51,576	(934)	50,642	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	18,447	(215)	18,232	4,481	(314)	4,167
Total	$95,031	$(1,244)	$93,787	$4,481	$(314)	$4,167

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$6,033	$(429)	$5,604	$1,022	$(99)	$923
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	23,060	(706)	22,354	-	-	-
Total	$29,093	$(1,135)	$27,958	$1,022	$(99)	$923

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average loss on securities in an unrealized loss position was 0.96% and 1.92% of the amortized cost basis at December 31, 2014 and 2013, respectively. There were twelve and two securities in an unrealized loss position of greater than 12 months at December 31, 2014 and 2013, respectively.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2014 or 2013.

Securities with an amortized cost of $17.7 million and $10.3 million and fair value of $17.9 million and $10.5 million were pledged and available to be sold under repurchase agreements at December 31, 2014 and 2013, respectively. Securities with an amortized cost of $55.0 million and $38.2 million and fair value of $54.8 million and $37.5 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at December 31, 2014 and 2013, respectively. In addition, securities with an amortized cost of $669 thousand and $895 thousand and fair value of $701 thousand and $929 thousand were pledged as collateral for the Company’s derivative instruments at December 31, 2014 and 2013, respectively.

6. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	December 31, 2014

	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$759,810	$28,600	$788,410
Real estate:
Owner occupied commercial real estate	148,197	15,395	163,592
Commercial real estate	308,521	30,485	339,006
Construction, land & land development	230,143	10,523	240,666
Residential mortgage	107,275	149,791	257,066
Consumer and other	6,785	3,630	10,415
Total loans held for investment	$1,560,731	$238,424	$1,799,155

Total loans held-for-sale	$573	$-	$573

	December 31, 2013

	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$674,621	$6,669	$681,290
Real estate:
Owner occupied commercial real estate	153,507	3,454	156,961
Commercial real estate	254,838	12,173	267,011
Construction, land & land development	139,867	200	140,067
Residential mortgage	105,888	474	106,362
Consumer and other	7,296	428	7,724
Total loans held for investment	$1,336,017	$23,398	$1,359,415

Total loans held-for-sale	$-	$-	$-

The loan portfolio is comprised of three types, commercial and industrial loans, real estate loans and consumer and other loans. The real estate loans are further segregated into owner occupied commercial real estate, commercial real estate, which includes multi-family loans, construction, land and land development, which includes both commercial construction and loans for the construction of residential properties and residential mortgage, which includes first and second liens and home equity lines.  Consumer and other loans includes various types of loans to consumers and overdrafts.  Loans are further separated between loans originated by the Company and loans acquired.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the loans held for investment balance was $10.3 million and $7.1 million of net deferred loan origination fees and unamortized premium and discount at December 31, 2014 and 2013, respectively. Also included in loans at December 31, 2014 and 2013, respectively was $1.4 million and $375 thousand in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $4.5 million and $3.5 million at December 31, 2014 and 2013, respectively. Consumer and other loans include overdrafts of $51 thousand and $21 thousand as of December 31, 2014 and 2013, respectively.

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas and Austin metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions.  The risks created by this geographic concentration and our exposure to energy related borrowers have been considered by management in the determination of the adequacy of the allowance for loan losses.

Reserved-based energy loans outstanding represented approximately 8.7% and 9.6% of total funded loans, respectively, as of December 31, 2014 and 2013.  Energy related service industry loans represented approximately 5.2% and 8.7% of total funded loans, respectively, as of December 31, 2014 and 2013.  None of these loans were impaired as of December 31, 2014. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	December 31, 2014
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$254,202	$484,088	$50,120	$788,410
Real estate:
Owner occupied commercial real estate	20,309	65,940	77,343	163,592
Commercial real estate	27,827	245,244	65,935	339,006
Construction, land & land development	42,433	112,086	86,147	240,666
Residential mortgage	3,541	62,111	191,414	257,066
Consumer and other	6,167	3,274	974	10,415

Total loans held for investment	$354,479	$972,743	$471,933	$1,799,155

Fixed rate	$41,402	$227,371	$113,189	$381,962
Floating rate	313,077	745,372	358,744	1,417,193

Total loans held for investment	$354,479	$972,743	$471,933	$1,799,155

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Beginning balance	$-	$-
Advances	2	-
Repayments	(2)	-
Ending Balance	$-	$-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans — The outstanding principal balance and recorded investment in loans acquired from Share Plus at December 31, 2014 and October 17, 2014, was as follows:

	December 31,	October 17,
	2014	2014
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$8,584	$8,782
Recorded investment	7,353	7,549
Discount, net	$1,231	$1,233

Other acquired loans:
Outstanding principal balance	221,100	247,394
Deferred fees, net	(3)	-
Recorded investment	219,157	245,262
Discount, net	$1,940	$2,132

Total acquired loans:
Outstanding principal balance	229,684	256,176
Deferred fees, net	(3)	-
Recorded investment	226,510	252,811
Discount, net	$3,171	$3,365

The outstanding principal balance and recorded investment in the total acquired loans from all acquisitions at December 31, 2014 and 2013, was as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$16,224	$8,477
Recorded investment	14,154	7,498
Discount, net	$2,070	$979

Other acquired loans:
Outstanding principal balance	226,284	16,187
Deferred fees, net	(3)	-
Recorded investment	224,270	15,900
Discount, net	$2,011	$287

Total acquired loans:
Outstanding principal balance	242,508	24,664
Deferred fees, net	(3)	-
Recorded investment	238,424	23,398
Discount, net	$4,081	$1,266

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$603	$510
Additions	62	-
Reclassifications from (to) nonaccretable yield	161	192
Accretion	(141)	(99)
Balance at period end	$685	$603

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

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	December 31, 2014
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$7,266	$-	$7,266	$1,789	$-	$750,755	$759,810
Real estate:
Owner occupied commercial real estate	1,464	-	1,464	173	-	146,560	148,197
Commercial real estate	-	-	-	-	-	308,521	308,521
Construction, land & land development	677	-	677	940	-	228,526	230,143
Residential mortgage	382	16	398	1,277	-	105,600	107,275
Consumer and other	217	-	217	95	-	6,473	6,785

Total loans held for investment	$10,006	$16	$10,022	$4,274	$-	$1,546,435	$1,560,731

Acquired Loans
Commercial & industrial	$137	$-	$137	$-	$2,432	$26,031	$28,600
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,248	14,147	15,395
Commercial real estate	1,141	-	1,141	570	7,261	21,513	30,485
Construction, land & land development	2,048	-	2,048	-	72	8,403	10,523
Residential mortgage	981	-	981	-	3,141	145,669	149,791
Consumer and other	7	-	7	-	-	3,623	3,630

Total loans held for investment	$4,314	$-	$4,314	$570	$14,154	$219,386	$238,424

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$4,988	$-	$4,988	$7,345	$-	$662,288	$674,621
Real estate:
Owner occupied commercial real estate	780	536	1,316	-	-	152,191	153,507
Commercial real estate	-	780	780	164	-	253,894	254,838
Construction, land & land development	-	-	-	587	-	139,280	139,867
Residential mortgage	221	-	221	1,328	-	104,339	105,888
Consumer and other	208	-	208	1,284	-	5,804	7,296

Total loans held for investment	$6,197	$1,316	$7,513	$10,708	$-	$1,317,796	$1,336,017

Acquired Loans
Commercial & industrial	$-	$-	$-	$-	$895	$5,774	$6,669
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,655	1,799	3,454
Commercial real estate	-	-	-	652	4,676	6,845	12,173
Construction, land & land development	-	-	-	-	96	104	200
Residential mortgage	-	-	-	-	176	298	474
Consumer and other	24	-	24	-	-	404	428

Total loans held for investment	$24	$-	$24	$652	$7,498	$15,224	$23,398

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans as of the dates set forth:

	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$2,127	$1,496
Accruing loans past due 90 days or more	16	1,316
Restructured loans - nonaccrual	2,717	9,864
Restructured loans - accruing	2,257	4,072
Total nonperforming loans	$7,117	$16,748

Based on an analysis of impaired loans at December 31, 2014 and 2013, an allowance of $468 thousand and $4.3 million, respectively, was allocated to impaired loans. The average recorded investment in impaired loans for the years ended December 31, 2014 and 2013, was $11.7 million and $38.0 million, respectively. There was approximately $667 thousand, $373 thousand and $253 thousand in interest recognized on impaired loans, for the years ended December 31, 2014, 2013 and 2012, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans of $4.8 million and $11.4 million at December 31, 2014 and 2013 respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for the years ended December 31, 2014, 2013 and 2012 was approximately $401 thousand, $657 thousand and $775 thousand, respectively.

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$1,424	$1,424	$-
Owner occupied commercial real estate	173	173	-
Commercial real estate	2,506	2,510
Construction, land & land development	969	969	-
Residential mortgage	1,277	1,277	-
Consumer and other	155	156	-

With an allowance recorded:
Commercial & industrial	$502	$502	$373
Consumer and other	95	95	95

Total:
Commercial & Industrial	$1,926	$1,926	$373
Real Estate	4,925	4,929	-
Consumer and other	250	251	95
	$7,101	$7,106	$468

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$631	$631	$-
Commercial real estate	2,690	2,692	-
Construction, land & land development	1,751	1,751	-
Residential mortgage	1,213	1,213	-
Consumer and other	170	170	-

With an allowance recorded:
Commercial & industrial	$6,932	$6,932	$2,924
Commercial real estate	653	653	45
Residential mortgage	114	114	88
Consumer and other	1,278	1,278	1,278

Total:
Commercial & Industrial	$7,563	$7,563	$2,924
Real Estate	6,421	6,423	133
Consumer and other	1,448	1,448	1,278
	$15,432	$15,434	$4,335

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	December 31, 2014
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Grade 1	$2,410	-	-	-	285	997	3,692
Grade 2	5,338	-	-	-	-	-	5,338
Grade 3	183,109	26,830	33,347	7,605	57,945	2,956	311,792
Grade 4	484,214	133,051	283,401	222,209	192,565	6,067	1,321,507
Grade 5	62,783	1,016	1,935	3,692	99	150	69,675
Grade 6	42,995	-	2,680	-	447	121	46,243
Grade 7	3,341	1,273	9,812	6,148	1,307	29	21,910
Grade 8	1,788	174	570	940	1,277	95	4,844
Grade 9	-	-	-	-	-	-	-
	785,978	162,344	331,745	240,594	253,925	10,415	1,785,001

Purchased Credit Impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

	December 31, 2013
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Grade 1	$2,657	$-	$-	$-	$292	$548	$3,497
Grade 2	7,750	-	-	-	-	50	7,800
Grade 3	161,581	26,548	37,750	12,058	71,264	3,785	312,986
Grade 4	474,831	118,070	213,946	124,972	32,735	1,653	966,207
Grade 5	10,970	10,631	8,752	2,323	149	248	33,073
Grade 6	11,790	-	569	-	-	107	12,466
Grade 7	3,471	57	502	31	418	49	4,528
Grade 8	6,106	-	816	587	1,328	6	8,843
Grade 9	1,239	-	-	-	-	1,278	2,517
	680,395	155,306	262,335	139,971	106,186	7,724	1,351,917

Purchased Credit Impaired	895	1,655	4,676	96	176	-	7,498

Total loans	$681,290	$156,961	$267,011	$140,067	$106,362	$7,724	$1,359,415

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Year Ended December 31,
	2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment
	(Dollars in thousands)

Commercial & industrial	4	$915	$353	8	$8,400	$5,587
Commercial real estate	1	580	570	1	2,562	2,526
Construction, land & land development	1	30	29	3	4,783	1,164
Consumer and other	1	125	121	2	146	146
Total	7	$1,650	$1,073	14	$15,891	$9,423

During the year ended December 31, 2014, the Company added $1.7 million in new troubled debt restructurings. The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans.  Following the restructure, none were paid in full and $533 thousand defaulted on the modified terms and were charged off during the year.    Restructured loans are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $21 thousand relates to one loan at December 31, 2014.

During the year ended December 31, 2013, the Company added $15.9 million in new troubled debt restructurings. The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. Following the restructure, $4.8 million were paid in full and $65 thousand defaulted on the modified terms and were charged off during the year. The restructured loans were individually evaluated for impairment. The allowance for loan losses included specific reserves of $3.7 million related to these loans at December 31, 2013.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the years ended December 31, 2014 and 2013, and the balance of loans receivable by the method of impairment evaluation at December 31, 2014 and 2013 is as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(2,927)	-	-	-	-	(1,297)	(4,224)
Recoveries	118	14	1	-	20	622	775
Provision	758	86	725	1,530	(29)	(377)	2,693
Balance - December 31, 2014	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

As of December 31, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,772	$971	$2,789	$2,622	$645	$171	$14,970
Individually evaluated for impairment	373	-	-	-	-	95	468
Purchased credit impaired	-	3	153	11	-	-	167
Total allowance for loan losses	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

Loans receivable:
Collectively evaluated for impairment	$784,052	$162,171	$329,239	$239,625	$252,648	$10,165	$1,777,900
Individually evaluated for impairment	1,926	173	2,506	969	1,277	250	7,101
Purchased credit impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans evaluated for impairment	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
Balance - January 1, 2012	$9,109	$763	$2,380	$1,352	$492	$55	$14,151
Charge-offs	(916)	-	(333)	-	(186)	(54)	(1,489)
Recoveries	1,044	222	21	-	27	12	1,326
Provision	959	(111)	148	(249)	321	1,305	2,373
Balance - December 31, 2013	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361

As of December 31, 2013
Allowance for loan losses:
Collectively evaluated for impairment	$7,272	$872	$2,021	$1,082	$566	$39	$11,852
Individually evaluated for impairment	2,924	-	45	-	88	1,278	4,335
Purchased credit impaired	-	2	150	21	-	1	174
Total allowance for loan losses	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361

Loans receivable:
Collectively evaluated for impairment	$672,831	$155,306	$258,993	$138,220	$104,858	$6,277	$1,336,485
Individually evaluated for impairment	7,564	-	3,342	1,751	1,328	1,447	15,432
Purchased credit impaired	895	1,655	4,676	96	176	-	7,498
Total loans evaluated for impairment	$681,290	$156,961	$267,011	$140,067	$106,362	$7,724	$1,359,415

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREMISES AND EQUIPMENT

Premises and equipment as of dated indicated are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Land	$7,652	$6,588
Buildings and improvements	21,831	16,238
Furniture, fixtures and equipment	8,075	5,923
	37,558	28,749
Less accumulated depreciation	(12,358)	(7,384)
Total	$25,200	$21,365

Depreciation of premises and equipment totaled $1.5 million, $1.4 million and $1.2 million for the year ended December 31, 2014,  2013 and 2012, respectively.

9. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At December 31, 2014 and 2013, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2014.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2014 and 2013 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2012	$15,672	$1,230
Less - amortization	-	(246)
Balance - December 31, 2013	$15,672	$984
Add - acquisition of SharePlus	14,457	3,467
Less - amortization	-	(303)
Balance - December 31, 2014	$30,129	$4,148

The Company initially records the total premium paid on acquisitions as goodwill.  After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet.  This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.  The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly.  As such, the SharePlus acquisition completed during 2014 may be subject to adjustment.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of December 31, 2014  is as follows (dollars in thousands):

2015	$590
2016	571
2017	525
2018	318
2019	271
Thereafter	1,873
Total	$4,148

10. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Three months or less	$83,584	$81,518
Over three through six months	86,893	67,817
Over six through twelve months	95,389	111,067
Over one through two years	112,316	44,866
Over two through three years	43,191	28,822
Over three through four years	74,745	37,335
Over four through five years	9,158	68,955
Over five years	-	-
Total	$505,276	$440,380

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $5.5 million,   $6.1 million and $5.2 million for the years ended December 31, 2014,  2013 and 2012, respectively.

The Company had $5.7 million and $14.8 million in brokered time deposits, at December 31, 2014 and 2013, respectively.

There are no major concentrations of deposits with any one depositor.

11. OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Federal Home Loan Bank advances	$47,586	$46,858
Repurchase agreements	4,605	2,583
Total	$52,191	$49,441

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2014 and 2013, total borrowing capacity of $367.2 million and $301.0 million, respectively, was available under this arrangement and $47.6 million and $46.9 million, respectively, was outstanding with an average interest rate of 0.25% and 0.32% respectively.  The Company’s FHLB advances at December 31, 2014

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

mature within eight years.  The Company’s FHLB advances at December 31, 2013  mature within one year. These borrowings are collateralized by a blanket lien on certain real estate loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At December 31, 2014 and 2013,  $377.3 million and $288.6 million, respectively, were available under this arrangement and no borrowings were outstanding. The available capacity increased due to changes in collateral margins for Fed discount window lending.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of December 31, 2014 and 2013, there were no federal funds purchased outstanding.

12. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2014,  2013 and 2012 are as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)

Current income tax provision	$7,970	$7,446	$5,067
Deferred income tax expense (benefit)	395	(540)	(687)
Total income tax provision	$8,365	$6,906	$4,380

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rates of 35% to income from continuing operations for the year ended December 31, 2014,  35% for the year ended December 31, 2013 and 34% for the year ended December 31, 2012, as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)

Taxes calculated at statutory rate	$8,087	$6,831	$4,391
Increase (decrease) resulting from:
State tax expense, net of federal effect	209	174	119
Non-deductible expenses	35	65	58
Incentive stock compensation expense	34	5	9
Bargain purchase gain	-	-	(197)
Change in applicable statutory rate	-	(211)	-
Other, net	-	42	-
Income tax provision—as reported	$8,365	$6,906	$4,380

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant deferred tax assets and liabilities at the dates indicated were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)

Deferred tax assets:
Allowance for credit losses	$5,462	$5,727
Net operating loss carryforward	1,862	1,969
Nonqualified stock options	1,229	882
Acquired deposit valuation allowance	392	114
Acquired loan valuation allowance	1,415	348
Pre-opening expenses	167	191
Real estate acquired by foreclosure write-downs	609	443
Unrealized loss on available-for-sale securities	-	68
Other	437	254
Total deferred tax assets	11,573	9,996
Deferred tax liabilities:
Depreciable assets	239	335
Unrealized gain on available-for-sale securities	572	-
Deferred loan costs	658	568
Goodwill and core deposit intangibles	1,630	240
Other	6	-
Total deferred tax liabilities	3,105	1,143
Net deferred tax asset	$8,468	$8,853

The deferred tax asset is evaluated by management on an ongoing basis to determine if a valuation allowance is required. Assessing the need for a valuation allowance requires that management evaluate all evidence, both negative and positive, to determine whether a valuation allowance is needed. Based on management’s analysis of the evidence, no valuation allowance was required to be recorded against the net deferred tax asset of $8.5 million at December 31, 2014. The deferred tax assets are primarily supported by future reversals of existing timing differences and the generation of future taxable income.

Net operating loss carryfowards for federal income tax purposes were $5.3 million and $5.6 million at December 31, 2014 and 2013, respectively. The carryforwards expire beginning in 2032.

The Company files income tax returns in the U.S. federal jurisdiction and the Texas state jurisdiction,  and we will file in the Kentucky and California state jurisdictions beginning with the 2014 income tax return. As of December 31, 2014 and 2013, the Company had identified no unrecognized tax benefits related to returns with open periods subject to examination. The Company is subject to examination from 2003 forward for federal income tax returns and from 2010 forward for state income tax returns. The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2014 and 2013, the Company had no accrued interest or penalties.

13. EMPLOYEE BENEFITS

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options.  During 2014, 11,000 stock options were granted under the 2014 Plan.  At December 31, 2014 there were 11,000 time based options outstanding under the 2014 Plan.    The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At December 31, 2014 there were 425,996 time-based options and 1,277,990 performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At December 31, 2014 and 2013 there were 362,500 options outstanding under the 2006 Option Plan.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At December 31, 2014 and 2013, respectively, there were 297,278 and 306,444 options outstanding under the Redstone Option Plan.

The fair value of each time‑based option award is estimated on the date of grant using a Black‑Scholes‑Merton option valuation model. The Black‑Scholes‑Merton formula assumes that option exercises occur at the end of the contractual term of the option, and that expected volatility, expected dividends, and risk‑free interest rates are constant over the option’s term. The Black‑Scholes‑Merton formula is adjusted to take into account certain characteristics of employee share options and similar instruments that are not consistent with the assumptions contained in the model. Because of the nature of the formula, those adjustments take the form of weighted‑average assumptions about those characteristics. The expected term represents the period of time that options granted are expected to be outstanding. The risk‑free interest rate of the option is based on the U.S. Treasury zero‑coupon with a remaining term equal to the expected term used in the assumption model. The expected volatility is an estimated measure of fluctuations in the Company’s share price.

The fair value of time‑based options granted during 2014 and 2013 was estimated using the following assumptions:

	2014	2013

Expected term (years)	6.5	6.5
Risk-free interest rate	1.07% - 2.12%	1.19% - 2.10%
Expected volatility	56%	35%
Dividend yield	-%	-%

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in outstanding time‑based stock options as of December 31, 2014 and 2013, is as follows:

	Number of Options	Weighted- Average Exercise Price	Average Remaining Contractual Term (In Years)

Shares under option—December 31, 2013	1,099,264	$9.19	4.6
Shares granted	14,042	15.70
Shares forfeited or expired	(2,366)	10.24
Shares exercised	(14,166)	8.25
Shares under option—December 31, 2014	1,096,774	9.28	3.7
Shares exercisable—December 31, 2014	1,020,743	9.14	3.4

Shares under option—December 31, 2012	1,082,092	$9.11	5.3
Shares granted	43,298	10.71
Shares forfeited or expired	(3,211)	9.72
Shares exercised	(22,915)	8.25
Shares under option—December 31, 2013	1,099,264	9.19	4.6
Shares exercisable—December 31, 2013	910,793	9.24	4.0

A summary of the status of the Company’s nonvested time‑based options as of December 31, 2014 and 2013, is presented below:

	Number of Options	Average Grant-Date Fair Value

Nonvested options—December 31, 2013	188,471	$1.87
Shares granted	14,042	8.16
Shares forfeited	(2,028)	2.11
Shares vested	(124,454)	3.12
Nonvested options—December 31, 2014	76,031	$3.29

Nonvested options—December 31, 2012	263,574	$3.14
Shares granted	43,298	1.64
Shares forfeited	(3,211)	3.21
Shares vested	(115,190)	3.11
Nonvested options—December 31, 2013	188,471	$1.87

As of December 31, 2014 and 2013,  there was $193 thousand and $283 thousand, respectively, of total unrecognized compensation expense related to nonvested share‑based compensation arrangements. That cost is expected to be recognized over a weighted‑average period of 2.38 years. The total fair value of shares vested during the years ended December 31, 2014 and 2013, was $388 thousand and $358 thousand, respectively.

Total stock‑based compensation expense that was charged against income was $204 thousand, $335 thousand and $324 thousand for 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the statements of operations for share‑based compensation arrangements was $71 thousand,  $113 thousand and $101 thousand for 2014, 2013 and 2012, respectively.

The Company issued 11,958 performance options during the year ended December 31, 2014 under the 2010 Option Plan. The performance‑based options will vest only upon the occurrence of a liquidity event. The numbers of options to be vested will be determined based on the achievement of specified performance and market metrics. The total fair value of the performance options granted during the year ended December 31, 2014 was $22 thousand. Stock‑based compensation expense related to the performance

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options will be recorded upon the occurrence of a qualifying liquidity event. At December 31, 2014 there were 1,277,990 performance based options outstanding under the 2010 Option Plan.

Restricted Stock Units.  In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At December 31, 2014 there were 275,000 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $344 thousand in the year ended December 31, 2014.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the book value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of December 31, 2014, there were 134,000 units outstanding under the SAR Plan.

Prior to the initial public offering, the Company  elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  Stock based compensation expense of $416 thousand was recorded during the year ended December 31, 2014 to reflect the fair value of the SARs.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the years ended December 31, 2014, 2013 and 2012, were $798 thousand,  $690 thousand and $592 thousand, respectively.

14. SHAREHOLDERS’ EQUITY

Common Stock—In August 2014, the Company issued 5.4 million shares of its common stock through an initial public offering, which resulted in gross proceeds of $80.9 million. After deducting advisory fees and transaction expenses, net proceeds were approximately $72.5 million. No single investor owns more than 24.9% of the issued and outstanding common stock of the Company. During the year ended December 31, 2014, the Company invested $67.5 million in the Bank.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, Federal Home Loan Bank advances including interest, and operating leases, as of the date indicated are as follows:

	December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$329,760	$200,627	$105,953	$-	$636,340
Federal Home Loan Bank advances	43,760	1,411	2,084	567	47,822
Operating leases	1,294	2,489	1,618	2,141	7,542
Total	$374,814	$204,527	$109,655	$2,708	$691,704

Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases — A summary as of December 31, 2014, of the Company’s noncancelable future operating lease commitments is as follows (in thousands):

2015	$1,294
2016	1,274
2017	1,215
2018	860
2019	758
Thereafter	2,141
Total	$7,542

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.4 million, $1.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	December 31, 2014
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$140,088	$175,524	$95,336	$89,667	$500,615
Standby and commercial letters of credit	11,891	391	-	-	12,282
Total	$151,979	$175,915	$95,336	$89,667	$512,897

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Due to the nature of the offset in values between customer and correspondent swaps, the Company did not recognize any changes in the net fair value of the derivative instruments during the years ended December 31, 2014 or 2013. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the derivative instruments outstanding as of the dates set forth:

	December 31, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$274

Correspondent interest rate swap:
pay fixed/receive floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$(287)

	December 31, 2013
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$30,145	4.87% - 6.02%	LIBOR 1 month + 3.75% - 4.50%	Wtd. Avg. 3.1 years	$433

Correspondent interest rate swap:
pay fixed/receive floating	$30,145	4.87% - 6.02%	LIBOR 1 month + 3.75% - 4.50%	Wtd. Avg. 3.1 years	$(456)

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	December 31, 2014
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$24,485	$274

Correspondent interest rate swaps (financial institution counterparty):
Liabilities	$24,485	$(287)

	December 31, 2013
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$28,190	$437
Liabilities	1,955	(4)
	$30,145	$433

Correspondent interest rate swaps (financial institution counterparty):
Assets	$1,955	$4
Liabilities	28,190	(460)
	$30,145	$(456)

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

To meet the capital adequacy requirements, Green Bancorp and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2014 and 2013, that Green Bancorp and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

	December 31, 2013
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$190,229	12.5%	$121,719	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	173,680	11.4	60,859	4.0	N/A	N/A
Tier I capital (to average assets)	173,680	10.3	67,196	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$184,908	12.2%	$121,619	8.0%	$152,023	10.0%
Tier 1 capital (to risk weighted assets)	168,359	11.1	60,809	4.0	91,214	6.0
Tier I capital (to average assets)	168,359	10.0	67,021	4.0	83,776	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  No dividends were paid for the period ended December 31, 2014 and 2013.

The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash‑out merger and other distributions charged against capital. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and Office of the Comptroller of the Currency (the “OCC”) regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. For example, under applicable regulations, the Bank must file an application for OCC approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years. Additionally, the Bank may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk‑based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notified the Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distribution, the institution would become “undercapitalized.” Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. In addition, the Bank may become subject to supervisory limits on its ability to declare or pay a dividend or reduce its capital unless certain conditions are satisfied.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Level 3 — Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes certain interest-only strip securities where independent pricing information was not able to be obtained for a significant portion of the underlying assets and loans held-for-sale.

The tables below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$27,035	$160,530	$-	$187,565
Customer interest rate swaps	-	274	-	274

Financial Liabilities:
Correspondent interest rate swaps	$-	$287	$-	$287

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$15,000	$183,237	$-	$198,237
Customer interest rate swaps	-	433	-	433

Financial Liabilities:
Correspondent interest rate swaps	$-	$456	$-	$456

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	December 31, 2014
	Level 3	Total	Losses for the Year Ended December 31, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$1,277	$1,277	$160
Real estate acquired by foreclosure	1,820	1,820	141

	December 31, 2013
	Level 3	Total	Losses for the Year Ended December 31, 2013
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$9,390	$9,390	$3,865
Real estate acquired by foreclosure	1,961	1,961	333

The estimated fair values of financial instruments were determined by management as of December 31, 2014 and 2013, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held-for-Sale — The fair value of consumer residential mortgages held-for-sale is based on commitments from investors or prevailing market prices.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$68,923	$68,923	$-	$-	$68,923
Available-for-sale securities	187,565	27,035	160,530	-	187,565
Held-to-maturity securities	50,713	-	50,725	-	50,725
Other securities	11,365	11,365	-	-	11,365
Loans held-for-sale	573	573	-	-	573
Loans held for investment	1,799,155	-	-	1,788,454	1,788,454
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$2,123,157	$107,896	$211,255	$1,793,317	$2,112,468

Financial Liabilities:
Deposits	$1,845,713	$-	$1,849,281	$-	$1,849,281
Securities sold under agreements to repurchase	4,605	-	4,605	-	4,605
Other borrowed funds	47,586	-	47,561	-	47,561
Total	$1,897,904	$-	$1,901,447	$-	$1,901,447

	December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$34,757	$34,757	$-	$-	$34,757
Available-for-sale securities	198,237	15,000	183,237	-	198,237
Held-to-maturity securities	57,278	-	56,588	-	56,588
Other securities	7,730	7,730	-	-	7,730
Loans held for investment	1,359,415	-	-	1,342,269	1,342,269
Real estate acquired by foreclosure	6,690	-	-	6,690	6,690
Total	$1,664,107	$57,487	$239,825	$1,348,959	$1,646,271

Financial Liabilities:
Deposits	$1,447,372	$-	$1,452,900	$-	$1,452,900
Securities sold under agreements to repurchase	2,583	-	2,583	-	2,583
Other borrowed funds	46,858	-	46,895	-	46,895
Total	$1,496,813	$-	$1,502,378	$-	$1,502,378

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Green Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2014	2013

ASSETS
CASH AND DUE FROM BANKS	$1,290	$603
INTEREST-BEARING DEPOSITS IN FINANCIAL INSTITUTIONS	7,376	4,350
Cash and cash equivalents	8,666	4,953
DEFERRED TAX ASSET, Net	124	141
INVESTMENT IN GREEN BANK, N.A.	278,949	193,755
OTHER ASSETS	714	382
TOTAL	$288,453	$199,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES—Other liabilities	$47	$13
Total liabilities	47	13
SHAREHOLDERS’ EQUITY:
Common stock	262	208
Capital surplus	252,422	179,219
Retained earnings	34,660	19,918
Accumulated other comprehensive income, net	1,062	(127)
Total shareholders’ equity	288,406	199,218
TOTAL	$288,453	$199,231

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2014	2013	2012

INCOME—Interest income	$26	$23	$27
Total income	26	23	27
EXPENSE—General and administrative	1,894	1,012	851
Total expense	1,894	1,012	851
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY AND INCOME TAXES	(1,868)	(989)	(824)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY, Net of tax	15,957	13,253	9,079
INCOME BEFORE INCOME TAXES	14,089	12,264	8,255
BENEFIT FOR INCOME TAXES	654	346	280
NET INCOME	$14,743	$12,610	$8,535

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the years ended December 31,
	2014	2013	2012

NET INCOME	$14,743	$12,610	$8,535
OTHER COMPREHENSIVE INCOME BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	1,830	(3,227)	1,810
Total other comprehensive income	1,830	(3,227)	1,810
DEFERRED TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	641	(1,099)	615
OTHER COMPREHENSIVE INCOME, NET OF TAX	1,189	(2,128)	1,195
COMPREHENSIVE INCOME	$15,932	$10,482	$9,730

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,743	$12,610	$8,535
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed earnings of subsidiary	(15,957)	(13,253)	(9,079)
Deferred income tax benefit	17	14	17
(Increase) decrease in other assets, net	(332)	(64)	25
Increase (decrease) in other liabilities, net	34	9	(5)
Net cash used by operating activities	(1,495)	(684)	(507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributed to subsidiary	(67,508)	-	(25,000)
Net cash used by investing activities	(67,508)	-	(25,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance expenses	72,591	-	24,734
Common stock issued in connection with the exercise of stock options	125	190	-
Net cash provided by financing activities	72,716	190	24,734
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,713	(494)	(773)
CASH AND CASH EQUIVALENTS:
Beginning of year	4,953	5,447	6,220
End of year	$8,666	$4,953	$5,447

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: March 31, 2015	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: March 31, 2015	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

Name		Title	Date

* Manuel J. Mehos		Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2015

/s/ John P. Durie John P. Durie		Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2015

* Stephen Eisenstein		Director	March 31, 2015

* Steven D. Lerner		Director	March 31, 2015

* Robert B.B. Smith		Director	March 31, 2015

* Cas A. Schneller		Director	March 31, 2015

* Stefanie L. Shelley		Director	March 31, 2015

* Alan M. Silberstein		Director	March 31, 2015

* William Spiegel		Director	March 31, 2015

*By:	/s/ John P. Durie John P. Durie Attorney‑in‑Fact