Form 10-K/A
period 2014-12-31
Green Bancorp, Inc.
filed 2015-04-01
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Green Bancorp’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on March 31, 2015 (“Original Filing”). This Amendment No. 1 is being filed for the sole purpose of including Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, which was inadvertently omitted from the Original Filing due to administrative error.

Except as expressly noted herein, this Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted.

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

INDEX TO EXHIBITS

The following exhibits are filed as Exhibits hereto:

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

10.7	Green Bancorp, Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
21.1#	Subsidiaries of Green Bancorp, Inc. (incorporated by reference to Form 10-K filed March 31, 2015)
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1#

Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 31, 2015)

32.2#

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 (incorporated by reference to Exhibit 32.2 to Form 10-K filed March 31, 2015)

101#	Interactive Financial Data

*Filed with this Annual Report on Form 10-K/A

†The schedules and/or exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of

Regulation S‑K. The registrant will furnish copies of such schedules and/or exhibits to the SEC upon request.

#Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2015.