Form 10-Q
period 2015-03-31
Green Bancorp, Inc.
filed 2015-05-15
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 12, 2015, there were 26,176,118 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

 Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2014 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$15,826	$13,963
Interest bearing deposits in financial institutions	113,282	54,960
Total cash and cash equivalents	129,108	68,923

Available-for-sale securities, at fair value	180,038	187,565
Held-to-maturity securities, at amortized cost (fair value of $48,362 and $50,725, respectively)	47,997	50,713
Federal Reserve Bank stock	7,186	7,173
Federal Home Loan Bank of Dallas stock	2,814	4,192
Total securities and other investments	238,035	249,643

Loans held-for-sale	939	573
Loans held for investment	1,810,842	1,799,155
Allowance for loan losses	(17,542)	(15,605)
Loans, net	1,794,239	1,784,123

Premises and equipment, net	24,817	25,200
Goodwill	30,129	30,129
Core deposit intangibles, net of accumulated amortization	4,000	4,148
Accrued interest receivable	5,506	4,916
Deferred tax asset, net	8,109	8,468
Real estate acquired by foreclosure	4,863	4,863
Bank owned life insurance	7,957	7,903
Other assets	5,902	7,819
TOTAL ASSETS	$2,252,665	$2,196,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$459,100	$431,942
Interest-bearing transaction and savings	809,300	777,431
Certificates and other time deposits	663,451	636,340
Total deposits	1,931,851	1,845,713

Securities sold under agreements to repurchase	13,012	4,605
Other borrowed funds	7,323	47,586
Accrued interest payable	731	767
Other liabilities	5,978	9,059
Total liabilities	1,958,895	1,907,730

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,176,118 and 26,175,949 shares issued and outstanding at March 31, 2015 and December 31, 2014	262	262
Capital surplus	252,652	252,421
Retained earnings	39,309	34,660
Accumulated other comprehensive income (loss), net	1,547	1,062
Total shareholders’ equity	293,770	288,405
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,252,665	$2,196,135

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

INTEREST INCOME:
Loans, including fees	$21,659	$16,976
Securities	878	1,029
Other investments	110	78
Deposits in financial institutions	55	24
Total interest income	22,702	18,107

INTEREST EXPENSE:
Transaction and savings deposits	682	577
Certificates and other time deposits	1,474	1,810
Other borrowed funds	30	44
Total interest expense	2,186	2,431

NET INTEREST INCOME	20,516	15,676
PROVISION FOR LOAN LOSSES	1,505	1,223
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,011	14,453

NONINTEREST INCOME:
Customer service fees	863	531
Loan fees	371	550
Gain on sale of guaranteed portion of loans, net	645	430
Gain on sale of loans held-for-sale, net	75	-
Other	131	96
Total noninterest income	2,085	1,607

NONINTEREST EXPENSE:
Salaries and employee benefits	8,757	6,931
Occupancy	1,460	1,133
Professional and regulatory fees	1,467	780
Data processing	644	388
Software license and maintenance	362	315
Marketing	148	172
Loan related	109	117
Real estate acquired by foreclosure, net	13	169
Other	796	592
Total noninterest expense	13,756	10,597

INCOME BEFORE INCOME TAXES	7,340	5,463
PROVISION FOR INCOME TAXES	2,691	1,975
NET INCOME	$4,649	$3,488

EARNINGS PER SHARE:
Basic	$0.18	$0.17
Diluted	$0.18	$0.17

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

NET INCOME	$4,649	$3,488
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain on securities available-for-sale	746	1,183
Total other comprehensive income before tax	746	1,183

DEFERRED TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	261	414
OTHER COMPREHENSIVE INCOME, NET OF TAX	485	769
COMPREHENSIVE INCOME	$5,134	$4,257

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE — January 1, 2014	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	3,488	-	3,488
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $414 and reclassification adjustment	-	-	-	-	769	769
Issuance of common stock in connection with exercise of stock options	9	-	76	-	-	76
Stock-based compensation expense	-	-	49	-	-	49
BALANCE — March 31, 2014	20,780	$208	$179,344	$23,406	$642	$203,600

BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$288,405
Net income	-	-	-	4,649	-	4,649
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $261 and reclassification adjustment	-	-	-	-	485	485
Issuance of common stock in connection with exercise of stock options	-	-	2	-	-	2
Stock-based compensation expense	-	-	229	-	-	229
BALANCE — March 31, 2015	26,176	$262	$252,652	$39,309	$1,547	$293,770

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,649	$3,488
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	270	291
Accretion of loan discounts, net	(713)	(141)
Amortization of deposit premiums	(241)	(93)
Amortization of core deposit intangibles	148	61
Accretion of borrowing valuation allowance	(6)	-
Provision for loan losses	1,505	1,223
Depreciation	426	336
Net gain on sale of mortgage loans held-for-sale	(75)	-
Net gain on sale of guaranteed portion of loans	(645)	(430)
Originations of loans held-for-sale	(3,251)	-
Proceeds from sales of and principal collected on loans held-for-sale	2,960	-
Stock-based compensation expense	121	49
Increase in accrued interest receivable and other assets, net	1,371	1,601
Increase in accrued interest payable and other liabilities, net	(3,009)	(802)
Net cash provided by operating activities	3,510	5,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	11,042	15,328
Purchases of available-for-sale securities	(2,976)	(10,015)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	2,653	2,204
Purchases of held-to-maturity securities	-	(1,988)
Proceeds from sales of guaranteed portion of loans	7,099	6,312
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	1,378	(5)
Purchases of Federal Reserve Bank stock	(13)	(1,127)
Net increase in loans held for investment	(16,996)	(53,066)
Investment in construction of premises and purchases of other fixed assets	(43)	(447)
Net cash provided by (used in) investing activities	2,144	(42,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	86,379	39,161
Net increase in securities sold under agreements to repurchase	8,407	5,800
Net repayment of other short-term borrowed funds	(257)	(12)
Repayment of other long-term borrowed funds	(40,000)	-
Proceeds from issuance of common stock due to exercise of stock options	2	76
Net cash provided by financing activities	54,531	45,025

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$60,185	$7,804

CASH AND CASH EQUIVALENTS:
Beginning of year	68,923	34,757
End of year	$129,108	$42,561

SUPPLEMENTAL INFORMATION:
Interest paid	$2,222	$2,496
Income taxes paid	$-	$100

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

2. EARNINGS PER COMMON SHARE

Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015		2014
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$4,649		$3,488

Basic:
Weighted average shares outstanding	26,176	$0.18	20,775	$0.17

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	183		132
Total	26,359	$0.18	20,907	$0.17

3. RECENT ACCOUNTING STANDARDS

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

FASB ASU No. 2015-01— “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

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

Pursuant to the terms of the acquisition agreement, the Company paid $46.4 million in cash for all outstanding shares of SP Bancorp capital stock, which resulted in goodwill of $14.5 million as of December 31, 2014.  Additionally, the Company recognized $3.5 million of core deposit intangibles as of December 31, 2014.  These goodwill, deferred tax asset and core deposit intangible balances as of March 31, 2015 do not include potential subsequent fair value adjustments that are still being finalized.

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits include restricted amounts of $44.2 million and $42.0 million at March 31, 2015 and December 31, 2014, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$55,049	$78	$(5)	$55,122
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	94,716	2,445	(28)	97,133
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,893	72	(182)	27,783
Total	$177,658	$2,595	$(215)	$180,038

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,650	$493	$(83)	$16,060
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,347	137	(182)	32,302
Total	$47,997	$630	$(265)	$48,362

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	March 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$15,023	$15,037	$-	$-
Due after one year through five years	40,026	40,085	-	-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	94,716	97,133	15,650	16,060
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,893	27,783	32,347	32,302
Total	$177,658	$180,038	$47,997	$48,362

There were no sales of securities during the three months ended March 31, 2015 or 2014.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, Investments—Debt and Equity Securities.

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

As of March 31, 2015, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2015, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of March 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	March 31, 2015
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$7,003	$(5)	$6,998	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	7,438	(28)	7,410	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,396	(7)	3,389	7,642	(175)	7,467
Total	$17,837	$(40)	$17,797	$7,642	$(175)	$7,467

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$1,714	$(23)	$1,691	$2,631	$(60)	$2,571
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	6,968	(15)	6,953	10,431	(167)	10,264
Total	$8,682	$(38)	$8,644	$13,062	$(227)	$12,835

	December 31, 2014
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$37,049	$(85)	$36,964	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	20,403	(53)	20,350	4,440	(56)	4,384
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,514	-	3,514	12,559	(289)	12,270
Total	$60,966	$(138)	$60,828	$16,999	$(345)	$16,654

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$4,564	$(122)	$4,442
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	12,414	(92)	12,322	13,988	(346)	13,642
Total	$12,414	$(92)	$12,322	$18,552	$(468)	$18,084

At March 31, 2015 and December 31, 2014, there were fifteen securities and twelve securities, respectively, in an unrealized loss position for more than 12 months.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2015 or December 31, 2014.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Securities with an amortized cost of $17.1 million and $17.7 million and fair value of $17.3 million and $17.9 million were pledged and available to be sold under repurchase agreements at March 31, 2015 and December 31, 2014, respectively. Securities with an amortized cost of $56.5 million and $55.0 million and fair value of $56.6 million and $54.8 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at March 31, 2015 and December 31, 2014, respectively. In addition, securities with an amortized cost of $616 thousand and $669 thousand and fair value of $648 thousand and $701 thousand were pledged as collateral for the Company’s derivative instruments at March 31, 2015 and December 31, 2014, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	March 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$724,871	$19,509	$744,380
Real estate:
Owner occupied commercial real estate	152,034	14,570	166,604
Commercial real estate	338,709	28,362	367,071
Construction, land & land development	262,406	10,719	273,125
Residential mortgage	111,163	138,428	249,591
Consumer and other	6,970	3,101	10,071
Total loans held for investment	$1,596,153	$214,689	$1,810,842

Total loans held-for-sale	$939	$-	$939

	December 31, 2014
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$759,810	$28,600	$788,410
Real estate:
Owner occupied commercial real estate	148,197	15,395	163,592
Commercial real estate	308,521	30,485	339,006
Construction, land & land development	230,143	10,523	240,666
Residential mortgage	107,275	149,791	257,066
Consumer and other	6,785	3,630	10,415
Total loans held for investment	$1,560,731	$238,424	$1,799,155

Total loans held-for-sale	$573	$-	$573

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

Included in the loans held for investment balance was $10.0 million and $10.3 million of net deferred loan origination fees and unamortized premium and discount at March 31, 2015 and December 31, 2014, respectively. Also included in loans at March 31, 2015 and December 31, 2014, respectively was $905 thousand and $1.4 million in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $5.0 million and $4.5 million at March 31, 2015 and December 31, 2014, respectively. Consumer and other loans include overdrafts of $55 thousand and $51 thousand as of March 31, 2015 and December 31, 2014, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston, Dallas, Austin and Louisville metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions.  The risks created by this geographic concentration and our exposure to energy related borrowers have been considered by management in the determination of the adequacy of the allowance for loan losses.

Reserved-based energy loans outstanding represented approximately 7.6% and 8.7% of total funded loans, respectively, as of March 31, 2015 and December 31, 2014.  Energy related service industry loans represented approximately 4.8% and 5.2% of total funded loans, respectively, as of March 31, 2015 and December 31, 2014.  None of these loans were impaired as of March 31, 2015. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	March 31, 2015
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$243,532	$444,662	$56,186	$744,380
Real estate:
Owner occupied commercial real estate	24,158	61,166	81,280	166,604
Commercial real estate	25,263	265,775	76,033	367,071
Construction, land & land development	65,566	123,082	84,477	273,125
Residential mortgage	4,905	58,945	185,741	249,591
Consumer and Other	6,329	2,942	800	10,071

Total loans held for investment	$369,753	$956,572	$484,517	$1,810,842

Fixed rate	$44,040	$223,689	$98,549	$366,278
Floating rate	325,713	732,883	385,968	1,444,564

Total loans held for investment	$369,753	$956,572	$484,517	$1,810,842

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Beginning balance	$-	$-
Advances	-	2
Repayments	-	(2)
Ending Balance	$-	$-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all acquisitions, as of the dates set forth, was as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$15,417	$16,224
Recorded investment	13,409	14,154
Discount, net	$2,008	$2,070

Other acquired loans:
Outstanding principal balance	202,804	226,284
Deferred fees, net	(58)	(3)
Recorded investment	201,280	224,270
Discount, net	$1,466	$2,011

Total acquired loans:
Outstanding principal balance	218,221	242,508
Deferred fees, net	(58)	(3)
Recorded investment	214,689	238,424
Discount, net	$3,474	$4,081

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$685	$603
Additions	-	62
Reclassifications from nonaccretable yield	480	161
Accretion	(63)	(141)
Balance at period end	$1,102	$685

Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications from nonaccretable yield to accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	March 31, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,898	$-	$2,898	$3,319	$-	$718,654	$724,871
Real estate:
Owner occupied commercial real estate	379	-	379	1,029	-	150,626	152,034
Commercial real estate	-	-	-	-	-	338,709	338,709
Construction, land & land development	2	-	2	516	-	261,888	262,406
Residential mortgage	728	-	728	1,279	-	109,156	111,163
Consumer and other	109	-	109	-	-	6,861	6,970

Total loans held for investment	$4,116	$-	$4,116	$6,143	$-	$1,585,894	$1,596,153

Acquired Loans
Commercial & industrial	$649	$-	$649	$-	$2,055	$16,805	$19,509
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,063	13,507	14,570
Commercial real estate	1,139	-	1,139	547	7,145	19,531	28,362
Construction, land & land development	468	-	468	-	57	10,194	10,719
Residential mortgage	1,201	-	1,201	212	3,089	133,926	138,428
Consumer and other	29	7	36	-	-	3,065	3,101

Total loans held for investment	$3,486	$7	$3,493	$759	$13,409	$197,028	$214,689

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

Impaired Loans — The following is a summary of information related to nonaccrual restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$3,789	$2,127
Accruing loans past due 90 days or more	7	16
Restructured loans - nonaccrual	3,113	2,717
Restructured loans - accruing	2,390	2,257
Total nonperforming loans	$9,299	$7,117

Based on an analysis of impaired loans at March 31, 2015 and December 31, 2014, an allowance of $433 thousand and $468 thousand, respectively, was allocated to impaired loans. The average recorded investment in impaired loans for the three months ended March 31, 2015, and for the year ended December 31, 2014, was $9.1 million and $11.7 million, respectively. There was approximately $53 thousand and $55 thousand in interest recognized on impaired loans, for the three months ended March 31, 2015 and 2014, respectively. Interest recognized includes interest accrual on restructured loans that are performed based on their restructured terms and interest calculated on paid nonaccrual loans.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Impaired loans of $6.9 million and $4.8 million at March 31, 2015 and December 31, 2014 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended March 31, 2015 and 2014 was approximately $164 thousand and $398 thousand, respectively.

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$1,433	$1,442	$-
Owner occupied commercial real estate	1,029	1,034	-
Commercial real estate	547	547	-
Construction, land & land development	2,430	2,431	-
Residential mortgage	1,263	1,264	-
Consumer and other	152	152	-

With an allowance recorded:
Commercial & industrial	$2,210	$2,211	$261
Residential mortgage	228	228	172

Total:
Commercial & industrial	$3,643	$3,653	$261
Owner occupied commercial real estate	1,029	1,034	-
Commercial real estate	547	547	-
Construction, land & land development	2,430	2,431	-
Residential mortgage	1,491	1,492	172
Consumer and other	152	152	-
	$9,292	$9,309	$433

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$1,424	$1,424	$-
Owner occupied commercial real estate	173	173	-
Commercial real estate	2,506	2,510	-
Construction, land & land development	969	969	-
Residential mortgage	1,277	1,277	-
Consumer and other	155	156	-

With an allowance recorded:
Commercial & industrial	$502	$502	$373
Consumer and other	95	95	95

Total:
Commercial & Industrial	$1,926	$1,926	$373
Owner occupied commercial real estate	173	173	-
Commercial real estate	2,506	2,510	-
Construction, land & land development	969	969	-
Residential mortgage	1,277	1,277	-
Consumer and other	250	251	95
	$7,101	$7,106	$468

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	March 31, 2015
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Grade 1	$1,868	$-	$-	$-	$283	$1,209	$3,360
Grade 2	5,337	-	-	-	-	-	5,337
Grade 3	153,619	25,123	35,692	7,203	56,707	2,891	281,235
Grade 4	483,546	139,236	302,004	258,075	186,104	5,682	1,374,647
Grade 5	51,412	154	8,141	1,153	98	141	61,099
Grade 6	40,948	-	4,652	-	518	120	46,238
Grade 7	2,276	-	8,890	6,121	1,300	28	18,615
Grade 8	3,009	1,028	547	516	1,492	-	6,592
Grade 9	310	-	-	-	-	-	310
	742,325	165,541	359,926	273,068	246,502	10,071	1,797,433

Purchased Credit Impaired	2,055	1,063	7,145	57	3,089	-	13,409

Total loans	$744,380	$166,604	$367,071	$273,125	$249,591	$10,071	$1,810,842

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Three Months Ended
	March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of March 31, 2015
	(Dollars in thousands)

Commercial & industrial	1	$739	$689
Total	1	$739	$689

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the three months ended March 31, 2015, the Company added $739 thousand in new troubled debt restructurings of which $689 thousand was still outstanding on March 31, 2015.  The decrease in outstanding balance was due to payments totaling $50 thousand during the three months ended March 31, 2015. Restructured loans are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $37 thousand related to the $689 thousand loan at March 31, 2015.

There were no loans restructured during the three months ended March 31, 2014.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(77)	-	-	-	-	(105)	(182)
Recoveries	597	-	1	-	12	4	614
Provision	(25)	334	923	(164)	398	39	1,505
Balance - March 31, 2015	$8,640	$1,308	$3,866	$2,469	$1,055	$204	$17,542

As of March 31, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$7,625	$1,305	$3,712	$2,458	$883	$204	$16,187
Individually evaluated for impairment	261	-	-	-	172	-	433
Purchased credit impaired	754	3	154	11	-	-	922
Total allowance for loan losses	$8,640	$1,308	$3,866	$2,469	$1,055	$204	$17,542

Loans receivable:
Collectively evaluated for impairment	$738,682	$164,512	$359,379	$270,638	$245,011	$9,919	$1,788,141
Individually evaluated for impairment	3,643	1,029	547	2,430	1,491	152	9,292
Purchased credit impaired	2,055	1,063	7,145	57	3,089	-	13,409
Total loans evaluated for impairment	$744,380	$166,604	$367,071	$273,125	$249,591	$10,071	$1,810,842

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(2,927)	-	-	-	-	(1,297)	(4,224)
Recoveries	118	14	1	-	20	622	775
Provision	758	86	725	1,530	(29)	(377)	2,693
Balance - December 31, 2014	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

As of December 31, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,772	$971	$2,789	$2,622	$645	$171	$14,970
Individually evaluated for impairment	373	-	-	-	-	95	468
Purchased credit impaired	-	3	153	11	-	-	167
Total allowance for loan losses	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

Loans receivable:
Collectively evaluated for impairment	$784,052	$162,171	$329,239	$239,625	$252,648	$10,165	$1,777,900
Individually evaluated for impairment	1,926	173	2,506	969	1,277	250	7,101
Purchased credit impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans evaluated for impairment	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(1,239)	-	-	-	-	(1,281)	(2,520)
Recoveries	50	-	1	-	3	1	55
Provision	471	(82)	499	(24)	66	293	1,223
Balance - March 31, 2014	$9,478	$792	$2,716	$1,079	$723	$331	$15,119

As of March 31, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,752	$789	$2,537	$1,060	$589	$330	$13,057
Individually evaluated for impairment	1,726	-	29	-	134	-	1,889
Purchased credit impaired	-	3	150	19	-	1	173
Total allowance for loan losses	$9,478	$792	$2,716	$1,079	$723	$331	$15,119

Loans receivable:
Collectively evaluated for impairment	$668,579	$150,906	$302,715	$150,501	$105,919	$5,792	$1,384,412
Individually evaluated for impairment	6,396	-	3,132	1,738	1,317	42	12,625
Purchased credit impaired	837	1,609	4,532	88	172	-	7,238
Total loans evaluated for impairment	$675,812	$152,515	$310,379	$152,327	$107,408	$5,834	$1,404,275

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Land	$7,652	$7,652
Buildings and improvements	21,827	21,831
Furniture, fixtures and equipment	8,124	8,075
	37,603	37,558
Less accumulated depreciation	(12,786)	(12,358)
Total	$24,817	$25,200

Depreciation of premises and equipment totaled $426 thousand and $336 thousand for the three months ended March 31, 2015 and 2014, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At March 31, 2015 and December 31, 2014, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2014.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2013	$15,672	$984
Add - acquisition of SharePlus	14,457	3,467
Less - amortization	-	(303)
Balance - December 31, 2014	$30,129	$4,148
Less amortization	-	(148)
Balance - March 31, 2015	$30,129	$4,000

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

March 31, 2015
(Dollars in thousands)

2015	$442
2016	571
2017	525
2018	318
2019	271
Thereafter	1,873
Total	$4,000

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more, including brokered certificates of deposit. The remaining maturities of these deposits as of the dates indicated are as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Three months or less	$87,233	$83,584
Over three through six months	82,933	86,893
Over six through twelve months	148,050	95,389
Over one through two years	91,618	112,316
Over two through three years	65,857	43,191
Over three through four years	49,106	74,745
Over four through five years	10,157	9,158
Over five years	-	-
Total	$534,954	$505,276

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $1.3 million and $1.4 million for the three months ended March 31, 2015 and 2014, respectively.

The Company had $4.3 million and $5.7 million in brokered time deposits, at March 31, 2015 and December 31, 2014, respectively.

There are no major concentrations of deposits with any one depositor.

12. OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$7,323	$47,586
Repurchase agreements	13,012	4,605
Total	$20,335	$52,191

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At March 31, 2015 and December 31, 2014, total borrowing capacity of $483.8 million and $367.2 million, respectively, was available under this arrangement. At March 31, 2015 and December 31, 2014,  $7.3 million and $47.6 million was outstanding, respectively, with an average interest rate of 0.83% and 0.25%, respectively. All of the Company’s FHLB advances mature within eight years. These borrowings are collateralized by a blanket lien on certain real estate loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At March 31, 2015 and December 31, 2014,  $367.0 million and $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding. The available capacity decreased due to changes in collateral margins for Fed discount window lending.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of March 31, 2015 and December 31, 2014, there were no federal funds purchased outstanding.

13. INCOME TAXES

Income tax expense was $2.7 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate was 36.7% and 36.2% for the three months ended March 31, 2015 and 2014, respectively.

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

Stock Options. At March 31, 2015 and December 31, 2014 there were 31,000 and 11,000 time based options outstanding under the 2014 Plan, respectively.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At March 31, 2015 and December 31, 2014 there were 422,447 and 425,996 time based options, respectively, and 1,652,588  and 1,674,511 performance options, respectively, outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At March 31, 2015 and December 31, 2014 there were 362,500 options outstanding under the 2006 Option Plan.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At March 31, 2015 and December 31, 2014, respectively, there were 297,278 options outstanding under the Redstone Option Plan.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Restricted Stock Units. In connection with the initial public offering in August 2014, 275,000 restricted stock units were granted under the 2014 Plan.  At March 31, 2015 and December 31, 2014 there were 275,000 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $206 thousand in the quarter ended March 31, 2015.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the book value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of March 31, 2015 and December 31, 2014, there were 121,334 and 134,000 units outstanding under the SAR Plan, respectively.

Prior to the initial public offering, the Company  elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  During the quarter ended March 31, 2015, a $108 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended March 31, 2015 and 2014, were $243 thousand and $187 thousand, respectively.

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

	March 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$383,667	$205,372	$74,412	$-	$663,451
Federal Home Loan Bank advances	3,750	1,158	2,077	556	7,541
Operating leases	1,251	2,416	1,491	2,023	7,181
Total	$388,668	$208,946	$77,980	$2,579	$678,173

Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

Leases — A summary of the Company’s noncancelable future operating lease commitments as of the date indicated was as follows:

March 31, 2015
(Dollars in thousands)

2015	$933
2016	1,274
2017	1,215
2018	860
2019	758
Thereafter	2,141
Total	$7,181

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $392 thousand and $329 thousand for the three months ended March 31, 2015 and 2014, respectively.

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	March 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$158,446	$179,717	$99,475	$75,576	$513,214
Standby and commercial letters of credit	3,707	69	-	-	3,776
Total	$162,153	$179,786	$99,475	$75,576	$516,990

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Due to the nature of the offset in values between customer and correspondent swaps, the Company did not recognize any changes in the net fair value of the derivative instruments during the three months ended March 31, 2015 or 2014. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the derivative instruments outstanding as of the dates set forth:

	March 31, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$24,300	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.2 years	$350

Correspondent interest rate swap:
pay fixed/receive floating	$24,300	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.2 years	$(362)

	December 31, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$274

Correspondent interest rate swap:
pay fixed/receive floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$(287)

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

	March 31, 2015
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$24,300	$350

Correspondent interest rate swaps (financial institution counterparty):
Liabilities	$24,300	$(362)

	December 31, 2014
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$24,485	$274

Correspondent interest rate swaps (financial institution counterparty):
Liabilities	$24,485	$(287)

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios CET1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2015, and December 31, 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	March 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$277,937	13.9%	$160,359	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	260,148	13.0	120,269	6.0	N/A	N/A
Common equity tier 1 capital(3)	260,148	13.0	90,202	4.5	N/A	N/A
Tier I capital (to average assets)	260,148	12.0	87,032	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$268,912	13.4%	$160,178	8.0%	$200,223	10.0%
Tier 1 capital (to risk weighted assets)	251,123	12.5	120,134	6.0	160,178	8.0
Common equity tier 1 capital(3)	251,123	12.5	90,100	4.5	130,145	6.5
Tier I capital (to average assets)	251,123	11.6	86,705	4.0	108,381	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1 2015.

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by the Bank.  No dividends were paid for the periods ended March 31, 2015 and December 31, 2014.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$30,084	$149,954	$-	$180,038
Customer interest rate swaps	-	350	-	350

Financial Liabilities:
Correspondent interest rate swaps	$-	$362	$-	$362

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	March 31, 2015
	Level 3	Total	Losses for the Three Months Ended March 31, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$2,467	$2,467	$323
Other real estate owned	-	-	-

	March 31, 2014
	Level 3	Total	Losses for the Three Months Ended March 31, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$7,769	$7,769	$71
Other real estate owned	-	-	-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

The estimated fair values of financial instruments were determined by management as of March 31, 2015 and December 31, 2014, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$129,108	$129,108	$-	$-	$129,108
Available-for-sale securities	180,038	30,084	149,954	-	180,038
Held-to-maturity securities	47,997	-	48,362	-	48,362
Other securities	10,000	10,000	-	-	10,000
Loans held-for-sale	939	939	-	-	939
Loans held for investment	1,810,842	-	-	1,799,619	1,799,619
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$2,183,787	$170,131	$198,316	$1,804,482	$2,172,929

Financial Liabilities:
Deposits	$1,931,851	$-	$1,934,954	$-	$1,934,954
Securities sold under agreements to repurchase	13,012	-	13,012	-	13,012
Other borrowed funds	7,323	-	7,340	-	7,340
Total	$1,952,186	$-	$1,955,306	$-	$1,955,306

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$68,923	$68,923	$-	$-	$68,923
Available-for-sale securities	187,565	27,035	160,530	-	187,565
Held-to-maturity securities	50,713	-	50,725	-	50,725
Other securities	11,365	11,365	-	-	11,365
Loans held-for-sale	573	573	-	-	573
Loans held for investment	1,799,155	-	-	1,788,454	1,788,454
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$2,123,157	$107,896	$211,255	$1,793,317	$2,112,468

Financial Liabilities:
Deposits	$1,845,713	$-	$1,849,281	$-	$1,849,281
Securities sold under agreements to repurchase	4,605	-	4,605	-	4,605
Other borrowed funds	47,586	-	47,561	-	47,561
Total	$1,897,904	$-	$1,901,447	$-	$1,901,447

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

19. SUBSEQUENT EVENTS

Share Repurchase Program

On April 30, 2015, Green Bancorp announced the approval of a share repurchase program.  Under this program, the Board of Directors has authorized the repurchase of up to $15 million of the Green Bancorp's common stock from time to time.  The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of the Green Bancorp’s common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions.  No shares have been repurchased by Green Bancorp under this program through the date of this report.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for year ended December 31, 2014.

Except where the context otherwise requires or where otherwise indicated, in this Quarterly Report on Form 10-Q the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our banking subsidiary, Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A. In this Quarterly Report on Form 10-Q, we refer to the Houston—Sugar Land—Baytown, Dallas—Fort Worth—Arlington, Austin—Round Rock and Louisville—Jefferson County metropolitan statistical areas as the Houston, Dallas, Austin and Louisville MSAs.

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

Total assets were $2.3 billion as of March 31, 2015 compared with $2.2 billion as of December 31, 2014, an increase of $56.5 million or 2.6%. Total deposits were $1.9 billion as of March 31, 2015 compared with $1.8 billion as of December 31, 2014, an increase of $86.1 million or 4.7%. Total loans held for investment were $1.8 billion at March 31, 2015, an increase of $11.7 million or 0.6% compared with $1.8 billion as of December 31, 2014. At March 31, 2015 and December 31, 2014, we had $6.9 million and $4.8 million, respectively, in non-accrual loans and our allowance for loan losses was $17.5 million and $15.6 million, respectively. Shareholders’ equity was $293.8 million and $288.4 million at March 31, 2015 and December 31, 2014, respectively. The increases are primarily due to execution of our organic growth strategy and the SharePlus acquisition.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2014. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Recent Acquisitions

On October 17, 2014 we acquired SP Bancorp, Inc. and its subsidiary SharePlus Bank (together, “SharePlus”), a Texas chartered state bank headquartered in the Dallas MSA for aggregate cash consideration of $46.4 million.  SharePlus operated as a full-service commercial bank, providing services that include the acceptance of checking and saving deposits and the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. SharePlus’ business consisted primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans and securities. As of September 30, 2014 SharePlus had four branches (three in the Dallas MSA and one in Kentucky), $33.7 million in stockholders’ equity, $348.7 million in assets, $280.5 million in deposits and $248.2 million in loans, and $204.0 million, or 82.2% of its total loan portfolio was comprised of residential and commercial real estate loans.  See “Note  4—Acquisitions” for further information.

Results of Operations

Net income available to common shareholders was $4.6 million  ($0.18 per common share on a diluted basis) for the quarter ended March 31, 2015 compared with $3.5 million for the quarter ended March 31, 2014, an increase in net income of $1.1 million or 33.3%.  We experienced returns on average common equity of 6.46% and 7.04%, returns on average assets of 0.85% and 0.82% and efficiency ratios of 60.9% and 61.3% for the quarters ended March 31, 2015 and 2014, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The improvement in the efficiency ratio was primarily due to increased net interest income and noninterest income.

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

Net interest income before the provision for loan losses for the three months ended March 31, 2015 was $20.5 million compared with $15.7 million for the three months ended March 31, 2014, an increase of $4.8 million or 30.9%. The increase in net interest income was primarily due to the increase in average loans outstanding of $410.2 million, or 29.8%, driven by the SharePlus acquisition and organic loan growth compared to the same period in 2014. Interest income was $22.7 million for the three months ended March 31, 2015, an increase of $4.6 million compared with the three months ended March 31, 2014. Interest income on loans was $21.7 million for the three months ended March 31, 2015, an increase of $4.7 million or 27.6% compared with the three months ended March 31, 2014 primarily due to the increase in average loans outstanding related to the SharePlus acquisition. Interest income on securities was $878 thousand for the three months ended March 31, 2015, a decrease of $151 thousand compared with the three months ended March 31, 2014 primarily due to a 13 basis point decrease in the average yield on the securities portfolio. Average interest-bearing liabilities decreased $231.4 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and average rate on interest-bearing liabilities decreased from 0.79% to 0.60% for the same time period resulting in an overall decrease in interest expense of $245 thousand. During the three months ended March 31, 2015, average noninterest-bearing    deposits increased $155.0 million from $275.6 million during the three months ended March 31, 2014 to $430.5 million for the three months ended March 31, 2015. Total cost of funds, including noninterest-bearing deposits decreased 18 basis points to 0.46% for the three months ended March 31, 2015 compared to 0.65% for the same period in 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended March 31, 2015 was 3.93%, an increase of 13 basis points compared with 3.79% for the same period in 2014.

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

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,784,400	$21,659	4.92%	$1,374,230	$16,976	5.01%
Securities	235,946	878	1.51	255,039	1,029	1.64
Other investments	10,435	110	4.28	9,021	78	3.51
Federal funds sold	639	-	-	596	-	-
Interest earning deposits in financial institutions	86,536	55	0.26	36,621	24	0.27
Total interest-earning assets	2,117,956	22,702	4.35%	1,675,507	18,107	4.38%

Allowance for loan losses	(15,784)			(16,792)
Noninterest-earning assets	105,697			69,815
Total assets	$2,207,869			$1,728,530

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$788,020	$682	0.35%	$603,653	$577	0.39%
Certificates and other time deposits	639,300	1,474	0.94	572,389	1,810	1.28
Securities sold under agreements to repurchase	15,194	6	0.16	6,234	2	0.13
Other borrowed funds	35,540	24	0.27	64,338	42	0.26
Total interest-bearing liabilities	1,478,054	2,186	0.60%	1,246,614	2,431	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	430,542			275,584
Other liabilities	7,599			5,314
Total liabilities	1,916,195			1,527,512
Shareholders’ equity	291,674			201,018
Total liabilities and shareholders’ equity	$2,207,869			$1,728,530

Net interest rate spread			3.75%			3.59%
Net interest income and margin(1)		$20,516	3.93%		$15,676	3.79%

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

	For the Three Months Ended
	March 31,
	2015 vs. 2014
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$5,067	$(384)	$4,683
Securities	(77)	(74)	(151)
Other investments	12	20	32
Federal funds sold	-	-	-
Interest-earning deposits in financial institutions	33	(2)	31
Total increase (decrease) in interest income	5,035	(440)	4,595

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$176	$(71)	$105
Certificates and other time deposits	212	(548)	(336)
Securities sold under agreements to repurchase	3	1	4
Other borrowings	(19)	1	(18)
Total increase (decrease) in interest expense	372	(617)	(245)
Increase (decrease) in net interest income	$4,663	$177	$4,840

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2015 was $17.5 million, representing 0.97% of total loans as of such date.

We recorded $1.5 million in provision for loan losses for the three months ended March 31, 2015 compared with $1.2 million for the same period in 2014. Net recoveries for the three months ended March 31, 2015 were $432 thousand compared with net charge-offs of $2.5 million for the three months ended March 31, 2014. This increase reflected a decrease in gross charge-offs from $2.5 million to $182 thousand for the three months ended March 31, 2015 and 2014, respectively, and an increase in recoveries from $54 thousand to $614 thousand for the three months ended March 31, 2015 and 2014, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended March 31, 2015, noninterest income totaled $2.1 million, an increase of $478 thousand or 29.7% compared with the three months ended March 31, 2014.  This increase was primarily due to a $332 thousand, or 62.5%, increase in customer service fees, a $215 thousand, or 50.0%, increase in gain on sale of the government guaranteed portion of certain loans, offset by a $179 thousand, or 32.5%, decrease in miscellaneous loan fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Customer service fees	$863	$531
Loan fees	371	550
Gain on sale of guaranteed portion of loans	645	430
Gain on sale of loans held-for-sale, net	75	-
Other	131	96
Total noninterest income	$2,085	$1,607

Noninterest Expense

For the three months ended March 31, 2015, noninterest expense totaled $13.8 million, an increase of $3.2 million or 29.8% compared with the three months ended March 31, 2014.  The increase was primarily due to a $1.8 million increase in salaries and employee benefits resulting from increased staffing, increased compensation due to our portfolio banker compensation program and general merit compensation increases.  Additionally, $687 thousand increase in professional fees, $327 thousand increase in occupancy expenses and $256 thousand increase in data processing, primarily due to the Share Plus acquisition, contributed to the increase in noninterest expense comparing the quarter ended March 31, 2015 to the same period in 2014.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Salaries and employee benefits (1)	$8,757	$6,931
Non-staff expenses:
Occupancy	1,460	1,133
Professional and regulatory fees	1,467	780
Data processing	644	388
Software license and maintenance	362	315
Marketing	148	172
Loan related	109	117
Real estate acquired by foreclosure, net	13	169
Other	796	592
Total noninterest expense	$13,756	$10,597

(1)	Total salaries and employee benefits include stock based compensation expense of $121 thousand and $49 thousand for the three months ended March 31, 2015 and 2014, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 60.9% for the three months ended March 31, 2015, compared with 61.3% for the three months ended March 31, 2014. The decrease was primarily due to increased net interest income and noninterest income.

Income Taxes

Income tax expense increased $716 thousand, or 36.3% to $2.7 million for the three months ended March 31, 2015, compared with $2.0 million for the same period in 2014. The increases  were primarily attributable to higher pre-tax net earnings for the three months ended March 31, 2015 compared with the same period in 2014. The effective income tax rate for the three months ended March 31, 2015 and 2014 was 36.7% and 36.2%, respectively.

Financial Condition

Loan Portfolio

At March 31, 2015, total loans were $1.8 billion, an increase of $12.1 million or 0.7% compared with December 31, 2014. This increase was primarily due to the execution of our growth strategy and the continued strength of our target markets. At March 31, 2015 and December 31, 2014,  $939 thousand and $573 thousand of loans were classified as held-for-sale, respectively.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial & industrial	$744,380	41.1%	$788,410	43.8%
Real Estate:
Owner occupied commercial real estate	166,604	9.2	163,592	9.1
Commercial real estate	367,071	20.3	339,006	18.8
Construction, land & land development	273,125	15.1	240,666	13.4
Residential mortgage	249,591	13.7	257,066	14.3
Consumer and Other	10,071	0.6	10,415	0.6
Total loans held for investment	$1,810,842	100.0%	$1,799,155	100.0%

Total loans held-for-sale	$939	100.0%	$573	100.0%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $9.3 million in nonperforming loans at March 31, 2015, compared with $7.1 million at December 31, 2014. The ratio of nonperforming loan to total loans was 0.51% at March 31, 2015 compared with 0.40% at December 31, 2014.

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

The following table presents information regarding nonperforming loans at the dates indicated:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$3,789	$2,127
Accruing loans 90 or more days past due	7	16
Restructured loans—nonaccrual	3,113	2,717
Restructured loans—accrual	2,390	2,257
Total nonperforming loans	$9,299	$7,117

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2015 was $17.5 million, representing 0.97% of total loans, compared with $15.6 million, or 0.87% of total loans, at December 31, 2014. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended
	March 31,
	2015	2014
	(Dollars in thousands)

Average loans outstanding (1)	$1,783,456	$1,374,230
Total loans outstanding at end of period (1)	1,810,842	1,404,275
Allowance for loan losses at beginning of period	15,605	16,361
Provision for loan losses	1,505	1,223
Charge-offs:
Commercial and industrial	(77)	(1,239)
Consumer and Other	(105)	(1,281)
Total charge-offs	(182)	(2,520)
Recoveries:
Commercial and industrial	597	50
Commercial real estate	1	1
Residential mortgage	12	3
Consumer and Other	4	1
Total recoveries	614	55
Net recoveries (charge-offs)	432	(2,465)
Allowance for loan losses at end of period	$17,542	$15,119

Ratio of allowance to end of period loans	0.97%	1.08%
Ratio of net charge-offs to average loans	(0.02)%	0.18%

(1)	Excluding loans held-for-sale

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

We increased the qualitative factors utilized in the allowance methodology to recognize the increased risk profile as a result of the economic uncertainties primarily driven by the decline in oil prices.  We believe that the allowance for loan losses at March 31, 2015 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2015.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2015, the carrying amount of investment securities totaled $228.0 million, a decrease of $10.2 million or 4.3% compared with $238.3 million at December 31, 2014. At March 31, 2015, securities represented 10.1% of total assets compared with 10.8% at December 31, 2014.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$55,049	$78	$(5)	$55,122
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	94,716	2,445	(28)	97,133
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,893	72	(182)	27,783
Total	$177,658	$2,595	$(215)	$180,038

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,650	$493	$(83)	$16,060
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	32,347	137	(182)	32,302
Total	$47,997	$630	$(265)	$48,362

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, Investments—Debt and Equity Securities.

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

As of March 31, 2015, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2015, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities in the first three months of March 31, 2015 or the 2014 fiscal year.

Deposits

Total deposits at March 31, 2015 were $1.9 billion, an increase of $86.1 million, or 4.7%, compared to $1.8 billion at December 31, 2014, due to an increase in noninterest bearing demand deposits of $27.2 million,  an increase in interest-bearing transaction and savings accounts of $32.0 million and an increase in certificates and other time deposits of $27.1 million. Noninterest bearing deposits at March 31, 2015 were $459.1 million compared with $431.9 million at December 31, 2014, an increase of $27.2 million or 6.3%. Interest bearing deposits at March 31, 2015 were $1.5 billion an increase of $59.0 million or 4.2% compared with December 31, 2014.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$135,727	0.11%	$75,770	0.22%
Money market and savings deposits	652,293	0.40	527,883	0.41
Certificates and other time deposits	639,300	0.94	572,389	1.28
Total interest-bearing deposits	$1,427,320	0.61	$1,176,042	0.82
Noninterest-bearing deposits	430,542	-	275,584	-
Total deposits	$1,857,862	0.47%	$1,451,626	0.67%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$7,323	$47,586
Repurchase agreements	13,012	4,605
Total	$20,335	$52,191

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At March 31, 2015 and December 31, 2014, total borrowing capacity of $483.8 million and $367.2 million, respectively, was available under this arrangement.  At March 31, 2015 and December 31, 2014,  $7.3 million and $47.6 million was outstanding with an average interest rate of 0.83% and 0.25%, respectively.  All of the Company’s FHLB advances mature within eight years.  These borrowings are collateralized by a blanket lien on certain real estate loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At March 31, 2015 and December 31, 2014,  $367.0 million, $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of March 31, 2015 and December 31, 2014, there were no federal funds purchased outstanding.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the three months ended March 31, 2015 and the 2014 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of March 31, 2015, we had outstanding $513.2 million in commitments to extend credit and $3.8 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of March 31, 2015, we had cash and cash equivalents of $129.1 million, an increase of $60.2 million compared with $69.0 million as of December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2015 (other than securities sold under repurchase agreements).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, Federal Home Loan Bank advances including interest, and operating leases, as of the date indicated are as follows:

	March 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$383,667	$205,372	$74,412	$-	$663,451
Federal Home Loan Bank advances	3,750	1,158	2,077	556	7,541
Operating leases	1,251	2,416	1,491	2,023	7,181
Total	$388,668	$208,946	$77,980	$2,579	$678,173

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	March 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$158,446	$179,717	$99,475	$75,576	$513,214
Standby and commercial letters of credit	3,707	69	-	-	3,776
Total	$162,153	$179,786	$99,475	$75,576	$516,990

Capital Resources

Total shareholders’ equity was $293.8 million at March 31, 2015, an increase of $5.4 million or 1.9% compared with $288.4 million at December 31, 2014. The increase was the result of retained earnings of $4.6 million for the three month period and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings of $485 thousand.

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of March 31, 2015 and December 31, 2014 to the minimum and well capitalized regulatory standards:

	March 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$277,937	13.9%	$160,359	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	260,148	13.0	120,269	6.0	N/A	N/A
Common equity tier 1 capital(3)	260,148	13.0	90,202	4.5	N/A	N/A
Tier I capital (to average assets)	260,148	12.0	87,032	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$268,912	13.4%	$160,178	8.0%	$200,223	10.0%
Tier 1 capital (to risk weighted assets)	251,123	12.5	120,134	6.0	160,178	8.0
Common equity tier 1 capital(3)	251,123	12.5	90,100	4.5	130,145	6.5
Tier I capital (to average assets)	251,123	11.6	86,705	4.0	108,381	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital ratio is a new ratio required under the Basel III Capital Rules effective January 1, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability and funds management policies approved by the Company’s board of directors.

The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net income and the balance sheet, respectively.  See the Company’s Annual Report on Form 10-K for year ended December 31, 2014 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Market Risk”.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10- K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Financial Data

*Filed with this Quarterly Report on Form 10-Q

**Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: May 15, 2015	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: May 15, 2015	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer