Form 10-Q
period 2015-06-30
Green Bancorp, Inc.
filed 2015-08-14
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 12, 2015, there were 26,292,871 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2014 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 12], 2015 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$12,363	$13,963
Interest bearing deposits in financial institutions	156,053	54,960
Total cash and cash equivalents	168,416	68,923

Available-for-sale securities, at fair value	211,463	187,565
Held-to-maturity securities, at amortized cost (fair value of $47,344 and $50,725, respectively)	47,419	50,713
Federal Reserve Bank stock	7,193	7,173
Federal Home Loan Bank of Dallas stock	3,638	4,192
Total securities and other investments	269,713	249,643

Loans held for sale	1,287	573
Loans held for investment	1,894,742	1,799,155
Allowance for loan losses	(18,292)	(15,605)
Loans, net	1,877,737	1,784,123

Premises and equipment, net	24,773	25,200
Goodwill	30,129	30,129
Core deposit intangibles, net of accumulated amortization	3,852	4,148
Accrued interest receivable	5,253	4,916
Deferred tax asset, net	9,245	8,468
Real estate acquired by foreclosure	4,488	4,863
Bank owned life insurance	8,010	7,903
Other assets	7,335	7,819
TOTAL ASSETS	$2,408,951	$2,196,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$604,073	$431,942
Interest-bearing transaction and savings	758,123	777,431
Certificates and other time deposits	662,335	636,340
Total deposits	2,024,531	1,845,713

Securities sold under agreements to repurchase	9,858	4,605
Other borrowed funds	67,309	47,586
Accrued interest payable	808	767
Other liabilities	7,793	9,059
Total liabilities	2,110,299	1,907,730

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,269,900 and 26,175,949 shares issued and outstanding at June 30, 2015 and December 31, 2014	263	262
Capital surplus	253,769	252,421
Retained earnings	43,447	34,660
Accumulated other comprehensive income, net	1,173	1,062
Total shareholders’ equity	298,652	288,405
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,408,951	$2,196,135

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

INTEREST INCOME:
Loans, including fees	$22,252	$17,986	$43,911	$34,962
Securities	838	1,024	1,716	2,053
Other investments	113	81	223	159
Deposits in financial institutions	53	32	108	56
Total interest income	23,256	19,123	45,958	37,230

INTEREST EXPENSE:
Transaction and savings deposits	695	621	1,377	1,198
Certificates and other time deposits	1,607	1,760	3,081	3,570
Other borrowed funds	31	36	61	80
Total interest expense	2,333	2,417	4,519	4,848

NET INTEREST INCOME	20,923	16,706	41,439	32,382
PROVISION FOR LOAN LOSSES	805	-	2,310	1,223
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,118	16,706	39,129	31,159

NONINTEREST INCOME:
Customer service fees	917	634	1,780	1,165
Loan fees	671	462	1,042	1,012
Gain on sale of guaranteed portion of loans, net	960	793	1,605	1,223
Gain on sale of loans held for sale, net	157	-	232	-
Other	250	89	381	185
Total noninterest income	2,955	1,978	5,040	3,585

NONINTEREST EXPENSE:
Salaries and employee benefits	8,878	7,149	17,635	14,080
Occupancy	1,562	1,172	3,022	2,305
Professional and regulatory fees	3,605	1,767	5,072	2,547
Data processing	583	389	1,227	777
Software license and maintenance	392	341	754	656
Marketing	152	196	300	368
Loan related	263	85	372	202
Real estate acquired by foreclosure, net	382	62	395	231
Other	761	235	1,557	827
Total noninterest expense	16,578	11,396	30,334	21,993

INCOME BEFORE INCOME TAXES	6,495	7,288	13,835	12,751
PROVISION FOR INCOME TAXES	2,357	2,614	5,048	4,589
NET INCOME	$4,138	$4,674	$8,787	$8,162

EARNINGS PER SHARE:
Basic	$0.16	$0.22	$0.34	$0.39
Diluted	$0.16	$0.22	$0.33	$0.39

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET INCOME	$4,138	$4,674	$8,787	$8,162
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	(576)	663	170	1,846
Total other comprehensive income (loss) before tax	(576)	663	170	1,846

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(202)	233	59	647
OTHER COMPREHENSIVE INCOME, NET OF TAX	(374)	430	111	1,199
COMPREHENSIVE INCOME	$3,764	$5,104	$8,898	$9,361

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

BALANCE — January 1, 2014	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	8,162	-	8,162
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $647 and reclassification adjustment	-	-	-	-	1,199	1,199
Issuance of common stock in connection with exercise of stock options	9	-	76	-	-	76
Stock-based compensation expense	-	-	97	-	-	97
BALANCE — June 30, 2014	20,780	$208	$179,392	$28,080	$1,072	$208,752

BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$288,405
Net income	-	-	-	8,787	-	8,787
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $59 and reclassification adjustment	-	-	-	-	111	111
Issuance of common stock in connection with exercise of stock options	94	1	887	-	-	888
Stock-based compensation expense	-	-	461	-	-	461
BALANCE — June 30, 2015	26,270	$263	$253,769	$43,447	$1,173	$298,652

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,787	$8,162
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	544	566
Accretion of loan discounts, net	(1,310)	(282)
Amortization of deposit premiums	(407)	(170)
Amortization of core deposit intangibles	296	122
Accretion of borrowing valuation allowance	(12)	-
Provision for loan losses	2,310	1,223
Depreciation	820	707
Net gain on sale of real estate acquired by foreclosure	-	(139)
Net gain on sale of mortgage loans held-for-sale	(232)	-
Net gain on sale of guaranteed portion of loans	(1,605)	(1,223)
Originations of loans held-for-sale	(9,645)	-
Proceeds from sales of and principal collected on loans held-for-sale	9,163	-
Writedown of real estate acquired by foreclosure	375	141
Stock-based compensation expense	567	97
Increase in accrued interest receivable and other assets, net	(796)	(29)
Increase in accrued interest payable and other liabilities, net	(1,331)	(8)
Net cash provided by operating activities	7,524	9,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	23,860	21,144
Purchases of available-for-sale securities	(48,036)	(20,080)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,986	4,511
Purchases of held-to-maturity securities	(1,788)	(1,988)
Proceeds from sales of guaranteed portion of loans	16,705	14,682
Proceeds from sales of real estate acquired by foreclosure	-	1,825
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	554	(1,131)
Purchases of Federal Reserve Bank stock	(20)	(4)
Net increase in loans held for investment	(109,000)	(89,343)
Investment in construction of premises and purchases of other fixed assets	(393)	(668)
Net cash provided by (used in) investing activities	(113,132)	(71,052)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	179,225	87,370
Net increase in securities sold under agreements to repurchase	5,253	3,034
Net proceeds of other short-term borrowed funds	20,000	5,000
Repayment of other long-term borrowed funds	(265)	(23)
Proceeds from issuance of common stock due to exercise of stock options	888	76
Net cash provided by financing activities	205,101	95,457

NET INCREASE IN CASH AND CASH EQUIVALENTS	$99,493	$33,572

CASH AND CASH EQUIVALENTS:
Beginning of year	68,923	34,757
End of year	$168,416	$68,329

SUPPLEMENTAL INFORMATION:
Interest paid	$4,443	$4,914
Income taxes paid	$5,100	$3,050

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of available-for-sale securities, acquired assets and liabilities, goodwill, and fair value of financial instruments.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$4,138		$4,674		$8,787		$8,162

Basic:
Weighted average shares outstanding	26,199	$0.16	20,780	$0.22	26,186	$0.34	20,778	$0.39

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	319		155		298		143
Total	26,518	$0.16	20,935	$0.22	26,484	$0.33	20,921	$0.39

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

FASB ASU No. 2014-09 — “Revenue from Contract with Customers (Topic 606)” supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.  The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  On June 9, 2015, FASB deferred the effective date, therefor the adoption of this ASU becomes effective for the Company beginning after January 1, 2018, with retrospective application to each prior reporting period presented, and is not expected to have a significant impact on the Company’s financial statements.

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

FASB ASU No. 2015-01 — “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-02 — “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 is effective for the Company beginning January 1, 2016. ASU 2015-02 is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-03 — “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company beginning January 1, 2017. ASU 2015-03 is not expected to have a significant impact on the Company’s financial statements.

FASB issued ASU No. 2015-05 — “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. ASU 2015-05 is effective for the Company beginning January 1, 2016. ASU 2015-05 is not expected to have a significant impact on the Company’s financial statements.

4. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using a non-pro rata basis over an estimated life of six to sixteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

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

Pursuant to the terms of the acquisition agreement, the Company paid $46.4 million in cash for all outstanding shares of SP Bancorp capital stock, which resulted in goodwill of $14.5 million as of June 30, 2015.  Additionally, the Company recognized $3.5 million of core deposit intangibles as of June 30, 2015.  These goodwill, deferred tax asset and core deposit intangible balances as of June 30, 2015 do not include potential subsequent fair value adjustments that are still being finalized.

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits include restricted amounts of $51.0 million and $42.0 million at June 30, 2015 and December 31, 2014, respectively, as a result of this requirement.

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$95,069	$86	$(29)	$95,126
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	87,738	1,930	(64)	89,604
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	26,852	120	(239)	26,733
Total	$209,659	$2,136	$(332)	$211,463

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,919	$401	$(187)	$17,133
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	30,500	62	(351)	30,211
Total	$47,419	$463	$(538)	$47,344

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

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	June 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$65,053	$65,038	$-	$-
Due after one year through five years	30,016	30,088	-	-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	87,738	89,604	16,919	17,133
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	26,852	26,733	30,500	30,211
Total	$209,659	$211,463	$47,419	$47,344

There were no sales of securities during the three or six months ended June 30, 2015 or 2014.

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

As of June 30, 2015, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2015, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of June 30, 2015.

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	June 30, 2015
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$50,049	$(29)	$50,020	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	12,581	(64)	12,517	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	7,302	(239)	7,063
Total	$62,630	$(93)	$62,537	$7,302	$(239)	$7,063

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$3,490	$(75)	$3,415	$2,611	$(113)	$2,498
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	11,379	(51)	11,328	14,174	(299)	13,875
Total	$14,869	$(126)	$14,743	$16,785	$(412)	$16,373

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$37,049	$(85)	$36,964	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	20,403	(53)	20,350	4,440	(56)	4,384
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,514	-	3,514	12,559	(289)	12,270
Total	$60,966	$(138)	$60,828	$16,999	$(345)	$16,654

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$4,564	$(122)	$4,442
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	12,414	(92)	12,322	13,988	(346)	13,642
Total	$12,414	$(92)	$12,322	$18,552	$(468)	$18,084

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2015 or December 31, 2014.

Securities with an amortized cost of $16.3 million and $17.7 million and fair value of $16.4 million and $17.9 million were pledged and available to be sold under repurchase agreements at June 30, 2015 and December 31, 2014, respectively. Securities with an amortized cost of $100.0 million and $55.0 million and fair value of $100.0 million and $54.8 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at June 30, 2015 and December 31, 2014, respectively. In addition, securities with an amortized cost of $566 thousand and $669 thousand and fair value of $592 thousand and $701 thousand were pledged as collateral for the Company’s derivative instruments at June 30, 2015 and December 31, 2014, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	June 30, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$777,094	$18,389	$795,483
Real estate:
Owner occupied commercial real estate	161,712	14,741	176,453
Commercial real estate	360,910	22,953	383,863
Construction, land & land development	284,239	6,230	290,469
Residential mortgage	108,098	125,928	234,026
Consumer and other	11,874	2,574	14,448
Total loans held for investment	$1,703,927	$190,815	$1,894,742

Total loans held for sale	$1,287	$-	$1,287

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$759,810	$28,600	$788,410
Real estate:
Owner occupied commercial real estate	148,197	15,395	163,592
Commercial real estate	308,521	30,485	339,006
Construction, land & land development	230,143	10,523	240,666
Residential mortgage	107,275	149,791	257,066
Consumer and other	6,785	3,630	10,415
Total loans held for investment	$1,560,731	$238,424	$1,799,155

Total loans held for sale	$573	$-	$573

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

Included in the loans held for investment balance was $9.6 million and $10.3 million of net deferred loan origination fees and unamortized premium and discount at June 30, 2015 and December 31, 2014, respectively. Also included in loans at June 30, 2015 and December 31, 2014, respectively was $601 thousand and $1.4 million in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $4.8 million and $4.5 million at June 30, 2015 and December 31, 2014, respectively. Consumer and other loans include overdrafts of $77 thousand and $51 thousand as of June 30, 2015 and December 31, 2014, respectively.

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

Reserved-based energy loans in the commercial and industrial portfolio outstanding represented approximately 7.3% and 8.7% of total funded loans, respectively, as of June 30, 2015 and December 31, 2014.  Energy related service industry loans represented approximately 4.1% and 5.2% of total funded loans, respectively, as of June 30, 2015 and December 31, 2014.  None of these loans were impaired as of June 30, 2015. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	June 30, 2015
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$284,537	$472,312	$38,634	$795,483
Real estate:
Owner occupied commercial real estate	12,295	73,917	90,241	176,453
Commercial real estate	34,582	247,132	102,149	383,863
Construction, land & land development	49,991	154,551	85,927	290,469
Residential mortgage	4,672	51,990	177,364	234,026
Consumer and Other	6,244	7,549	655	14,448

Total loans held for investment	$392,321	$1,007,451	$494,970	$1,894,742

Fixed rate	$35,245	$209,281	$96,973	$341,499
Floating rate	357,076	798,170	397,997	1,553,243

Total loans held for investment	$392,321	$1,007,451	$494,970	$1,894,742

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Beginning balance	$-	$-
Advances	-	2
Repayments	-	(2)
Ending Balance	$-	$-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$11,579	$16,224
Recorded investment	9,920	14,154
Discount, net	$1,659	$2,070

Other acquired loans:
Outstanding principal balance	182,049	226,284
Deferred fees, net	(42)	(3)
Recorded investment	180,895	224,270
Discount, net	$1,112	$2,011

Total acquired loans:
Outstanding principal balance	193,628	242,508
Deferred fees, net	(42)	(3)
Recorded investment	190,815	238,424
Discount, net	$2,771	$4,081

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$685	$603
Additions	-	-
Reclassifications from nonaccretable yield	538	48
Accretion	(165)	(84)
Balance at period end	$1,058	$567

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

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	June 30, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$877	$-	$877	$2,655	$-	$773,562	$777,094
Real estate:
Owner occupied commercial real estate	-	-	-	1,429	-	160,283	161,712
Commercial real estate	1,181	-	1,181	-	-	359,729	360,910
Construction, land & land development	315	-	315	503	-	283,421	284,239
Residential mortgage	-	-	-	15	-	108,083	108,098
Consumer and other	229	-	229	-	-	11,645	11,874
	$2,602	$-	$2,602	$4,602	$-	$1,696,723	$1,703,927

Acquired Loans
Commercial & industrial	$110	$-	$110	$449	$1,302	$16,528	$18,389
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,046	13,695	14,741
Commercial real estate	1,134	-	1,134	532	4,523	16,764	22,953
Construction, land & land development	-	-	-	-	51	6,179	6,230
Residential mortgage	12	-	12	529	2,998	122,389	125,928
Consumer and other	9	-	9	2	-	2,563	2,574
	$1,265	$-	$1,265	$1,512	$9,920	$178,118	$190,815
Total loans held for investment	$3,867	$-	$3,867	$6,114	$9,920	$1,874,841	$1,894,742

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$7,266	$-	$7,266	$1,789	$-	$750,755	$759,810
Real estate:
Owner occupied commercial real estate	1,464	-	1,464	173	-	146,560	148,197
Commercial real estate	-	-	-	-	-	308,521	308,521
Construction, land & land development	677	-	677	940	-	228,526	230,143
Residential mortgage	382	16	398	1,277	-	105,600	107,275
Consumer and other	217	-	217	95	-	6,473	6,785
	$10,006	$16	$10,022	$4,274	$-	$1,546,435	$1,560,731

Acquired Loans
Commercial & industrial	$137	$-	$137	$-	$2,432	$26,031	$28,600
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,248	14,147	15,395
Commercial real estate	1,141	-	1,141	570	7,261	21,513	30,485
Construction, land & land development	2,048	-	2,048	-	72	8,403	10,523
Residential mortgage	981	-	981	-	3,141	145,669	149,791
Consumer and other	7	-	7	-	-	3,623	3,630
	$4,314	$-	$4,314	$570	$14,154	$219,386	$238,424
Total loans held for investment	$14,320	$16	$14,336	$4,844	$14,154	$1,765,821	$1,799,155

Impaired Loans — The following is a summary of information related to nonaccrual restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$4,402	$2,127
Accruing loans past due 90 days or more	-	16
Restructured loans - nonaccrual	1,712	2,717
Restructured loans - accruing	681	2,257
Total nonperforming loans	$6,795	$7,117

Impaired loans of $6.1 million and $4.8 million at June 30, 2015 and December 31, 2014 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended June 30, 2015 and 2014 was approximately $66 thousand and $133 thousand, respectively, and for the six months ended June 30, 2015 and 2014 was approximately $230 thousand and $341 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on paid nonaccrual loans.

	Three Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$3,739	$18	$6,279	$3
Owner occupied commercial real estate	1,426	-	57	25
Commercial real estate	534	-	3,103	63
Construction, land & land development	507	-	1,759	16
Residential mortgage	1,173	240	1,315	-
Consumer and other	152	2	193	5
Total	$7,531	$260	$12,706	$112

	Six Months Ended
	June 30, 2015		June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$3,480	$20	$6,762	$6
Owner occupied commercial real estate	1,230	-	28	25
Commercial real estate	1,510	16	3,126	97
Construction, land & land development	651	15	1,751	32
Residential mortgage	1,277	240	1,317	-
Consumer and other	183	5	580	7
Total	$8,331	$296	$13,564	$167

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on an analysis of impaired loans at June 30, 2015 and December 31, 2014, an allowance of $680 thousand and $468 thousand, respectively, was allocated to impaired loans.  The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$1,997	$1,999	$-
Owner occupied commercial real estate	1,429	1,436	-
Commercial real estate	532	532	-
Construction, land & land development	287	287	-
Residential mortgage	435	435	-
Consumer and other	149	149	-

With an allowance recorded:
Commercial & industrial	$1,639	$1,639	$516
Construction, land & land development	215	216	103
Residential mortgage	110	111	59
Consumer and other	2	2	2

Total:
Commercial & industrial	$3,636	$3,638	$516
Owner occupied commercial real estate	1,429	1,436	-
Commercial real estate	532	532	-
Construction, land & land development	502	503	103
Residential mortgage	545	546	59
Consumer and other	151	151	2
	$6,795	$6,806	$680

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

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	June 30, 2015
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$3,510	$-	$-	$-	$281	$1,045	$4,836
Grade 2	5,825	-	-	-	-	-	5,825
Grade 3	148,372	18,787	28,240	8,016	55,840	2,760	262,015
Grade 4	495,150	147,527	330,924	274,560	173,070	10,368	1,431,599
Grade 5	58,043	7,665	6,194	1,215	97	134	73,348
Grade 6	53,795	-	3,491	-	258	120	57,664
Grade 7	26,382	-	9,959	6,124	937	19	43,421
Grade 8	2,794	1,428	532	503	545	2	5,804
Grade 9	310	-	-	-	-	-	310
	794,181	175,407	379,340	290,418	231,028	14,448	1,884,822

Purchased Credit Impaired	1,302	1,046	4,523	51	2,998	-	9,920

Total loans	$795,483	$176,453	$383,863	$290,469	$234,026	$14,448	$1,894,742

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$2,410	$-	$-	$-	$285	$997	$3,692
Grade 2	5,338	-	-	-	-	-	5,338
Grade 3	183,109	26,830	33,347	7,605	57,945	2,956	311,792
Grade 4	484,214	133,051	283,401	222,209	192,565	6,067	1,321,507
Grade 5	62,783	1,016	1,935	3,692	99	150	69,675
Grade 6	42,995	-	2,680	-	447	121	46,243
Grade 7	3,341	1,273	9,812	6,148	1,307	29	21,910
Grade 8	1,788	174	570	940	1,277	95	4,844
Grade 9	-	-	-	-	-	-	-
	785,978	162,344	331,745	240,594	253,925	10,415	1,785,001

Purchased Credit Impaired	2,432	1,248	7,261	72	3,141	-	14,154

Total loans	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Six Months Ended
	June 30, 2015			June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2014
	(Dollars in thousands)

Commercial & industrial	3	$985	$877	3	$545	$542
Construction, land & land development	-	-	-	1	30	30
Consumer and other	-	-	-	1	125	125
Total	3	$985	$877	5	$700	$697

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the six months ended June 30, 2015, the Company added $985 thousand in new troubled debt restructurings of which $877 thousand was still outstanding on June 30, 2015.  The decrease in outstanding balance was primarily due to payments received. For the six months ended June 30, 2014, the Company added $700 thousand in new troubled debt restructurings of which $697 thousand was still outstanding on June 30, 2014.  The decrease in outstanding balance was primarily due to payments received.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $305 thousand related to the $632 thousand of these loans at June 30, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - April 1, 2015	$8,640	$1,308	$3,866	$2,469	$1,055	$204	$17,542
Charge-offs	(1,227)	-	-	-	-	(12)	(1,239)
Recoveries	1,163	-	-	-	6	15	1,184
Provision	(113)	133	425	366	(171)	165	805
Balance - June 30, 2015	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292

For the Six Months
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(1,304)	-	-	-	-	(117)	(1,421)
Recoveries	1,760	-	1	-	18	19	1,798
Provision	(138)	467	1,348	202	227	204	2,310
Balance - June 30, 2015	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292

As of June 30, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$7,913	$1,438	$4,137	$2,723	$831	$370	$17,412
Individually evaluated for impairment	516	-	-	103	59	2	680
Purchased credit impaired	34	3	154	9	-	-	200
Total allowance for loan losses	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292

Loans receivable:
Collectively evaluated for impairment	$790,545	$173,978	$378,808	$289,916	$230,483	$14,297	$1,878,027
Individually evaluated for impairment	3,636	1,429	532	502	545	151	6,795
Purchased credit impaired	1,302	1,046	4,523	51	2,998	-	9,920
Total loans evaluated for impairment	$795,483	$176,453	$383,863	$290,469	$234,026	$14,448	$1,894,742

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(2,927)	-	-	-	-	(1,297)	(4,224)
Recoveries	118	14	1	-	20	622	775
Provision	758	86	725	1,530	(29)	(377)	2,693
Balance - December 31, 2014	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

As of December 31, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,772	$971	$2,789	$2,622	$645	$171	$14,970
Individually evaluated for impairment	373	-	-	-	-	95	468
Purchased credit impaired	-	3	153	11	-	-	167
Total allowance for loan losses	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

Loans receivable:
Collectively evaluated for impairment	$784,052	$162,171	$329,239	$239,625	$252,648	$10,165	$1,777,900
Individually evaluated for impairment	1,926	173	2,506	969	1,277	250	7,101
Purchased credit impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans evaluated for impairment	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - April 1, 2014	$9,478	$792	$2,716	$1,079	$723	$331	$15,119
Charge-offs	(50)	-	-	-	-	(4)	(54)
Recoveries	6	14	-	-	5	615	640
Provision	559	(15)	(107)	396	(104)	(729)	-
Balance - June 30, 2014	$9,993	$791	$2,609	$1,475	$624	$213	$15,705

For the Six Months
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(1,288)	-	-	-	-	(1,285)	(2,573)
Recoveries	55	14	1	-	8	616	694
Provision	1,030	(97)	392	372	(38)	(436)	1,223
Balance - June 30, 2014	$9,993	$791	$2,609	$1,475	$624	$213	$15,705

As of June 30, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,714	$789	$2,458	$1,457	$624	$110	$13,152
Individually evaluated for impairment	2,279	-	-	-	-	103	2,382
Purchased credit impaired	-	2	151	18	-	-	171
Total allowance for loan losses	$9,993	$791	$2,609	$1,475	$624	$213	$15,705

Loans receivable:
Collectively evaluated for impairment	$703,588	$140,732	$274,322	$186,855	$103,433	$4,550	$1,413,480
Individually evaluated for impairment	6,547	170	3,073	1,754	1,312	267	13,123
Purchased credit impaired	780	1,582	4,487	82	168	-	7,099
Total loans evaluated for impairment	$710,915	$142,484	$281,882	$188,691	$104,913	$4,817	$1,433,702

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Land	$7,652	$7,652
Buildings and improvements	21,882	21,831
Furniture, fixtures and equipment	8,191	8,075
	37,725	37,558
Less accumulated depreciation	(12,952)	(12,358)
Total	$24,773	$25,200

Depreciation of premises and equipment totaled $394 thousand and $371 thousand for the three months ended June 30, 2015 and 2014, respectively, and $820 million and $707 million for the six months ended June 30, 2015 and 2014, respectively.

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At June 30, 2015 and December 31, 2014, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2014.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2013	$15,672	$984
Add - acquisition of SharePlus	14,457	3,467
Less - amortization	-	(303)
Balance - December 31, 2014	$30,129	$4,148
Less amortization	-	(296)
Balance - June 30, 2015	$30,129	$3,852

The Company initially records the total premium paid on acquisitions as goodwill.  After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet.  This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.  The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly.  As such, the SharePlus acquisition completed during 2014 may be subject to adjustments in goodwill, core deposit intangibles and deferred taxes.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to sixteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

June 30, 2015
(Dollars in thousands)

2015	$294
2016	571
2017	525
2018	318
2019	271
Thereafter	1,873
Total	$3,852

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Three months or less	$84,539	$83,584
Over three through six months	79,455	86,893
Over six through twelve months	166,574	95,389
Over one through two years	92,618	112,316
Over two through three years	76,633	43,191
Over three through four years	27,990	74,745
Over four through five years	8,653	9,158
Over five years	-	-
Total	$536,462	$505,276

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $1.4 million and $1.4 million for the three months ended June 30, 2015 and 2014, respectively, and $2.7 million and $2.8 million for the six months ended June 30, 2015 and 2014, respectively.

The Company had $4.3 million and $5.7 million in brokered time deposits, at June 30, 2015 and December 31, 2014, respectively.

There are no major concentrations of deposits with any one depositor.

12. OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$67,309	$47,586
Repurchase agreements	9,858	4,605
Total	$77,167	$52,191

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At June 30, 2015 and December 31, 2014, total borrowing capacity of $392.6 million and $367.2 million, respectively, was available under this arrangement. At June 30, 2015,  $67.3 million was outstanding with an average interest rate of 0.30% and all of the Company’s FHLB advances mature within eight years. At December 31, 2014,  $47.6 million was outstanding with an average interest rate of 0.25% and all of the Company’s FHLB advances mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At June 30, 2015 and December 31, 2014,  $246.5 million and $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of June 30, 2015 and December 31, 2014, there were no federal funds purchased outstanding.

13. INCOME TAXES

Income tax expense was $2.4 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $5.0 million and $4.6 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rate was 36.3% and 35.9% for the three months ended June 30, 2015 and 2014, respectively, and 36.5% and 36.0% for the six months ended June 30, 2015 and 2014, respectively.

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

Stock Options. At June 30, 2015 and December 31, 2014 there were 41,000 and 11,000 time based options outstanding under the 2014 Plan, respectively.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At June 30, 2015 there were 392,225 time based options and 1,644,616 performance options outstanding under the 2010 Option Plan.  At December 31, 2014 there were 425,996 time based options and 1,674,511 performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At June 30, 2015 and December 31, 2014, respectively, there were 302,757 and 362,500 options outstanding under the 2006 Option Plan,.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At June 30, 2015 and December 31, 2014, respectively, there were 292,278 and 297,278 options outstanding under the Redstone Option Plan.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock based compensation expense related to stock options of $26 thousand and $48 thousand for the three months ended June 30, 2015 and 2014, respectively, and $49 thousand and $97 thousand was recorded during the six months ended June 30, 2015 and 2014, respectively.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At June 30, 2015 and December 31, 2014, respectively, there were 270,000 and 275,000 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $206 thousand for the three months ended June 30, 2015 and $412 thousand for the six months ended June 30, 2015.  There was no restricted stock units compensation expense for the same periods in 2014 due to no units having been granted.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the book value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of June 30, 2015 and December 31, 2014, respectively, there were 103,000 and 134,000 units outstanding under the SAR Plan.

Prior to the initial public offering, the Company  elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by FASB ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  Stock based compensation expense of $214 thousand and $17 thousand for the three months ended June 30, 2015 and 2014, respectively, and $106 thousand and $17 thousand was recorded during the six months ended June 30, 2015 and 2015, respectively, to reflect the fair value of the SARs.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended June 30, 2015 and 2014, were $241 thousand and $194 thousand, respectively, and for the six months ended June 30, 2015 and 2014, were $484 thousand and $381 thousand, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, Federal Home Loan Bank advances including interest, and operating leases, as of the date indicated were as follows:

	June 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$399,210	$215,900	$47,225	$-	$662,335
Federal Home Loan Bank advances	63,745	1,156	2,069	544	67,514
Operating leases	1,261	2,312	1,378	1,921	6,872
Total	$464,216	$219,368	$50,672	$2,465	$736,721

Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated was as follows:

June 30, 2015
(Dollars in thousands)

2015	$624
2016	1,274
2017	1,215
2018	860
2019	758
Thereafter	2,141
Total	$6,872

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $343 thousand and $328 thousand for the three months ended June 30, 2015 and 2014, respectively, and was $735 thousand and $657 thousand for the six months ended June 30, 2015 and 2014, respectively.

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	June 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$153,871	$187,226	$78,588	$94,191	$513,876
Standby and commercial letters of credit	11,833	377	-	-	12,210
Total	$165,704	$187,603	$78,588	$94,191	$526,086

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Due to the nature of the offset in values between customer and correspondent swaps, the Company did not recognize any changes in the net fair value of the derivative instruments during the three or six months ended June 30, 2015 or 2014. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the derivative instruments outstanding as of the dates set forth:

	June 30, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$20,634	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.1 years	$245

Correspondent interest rate swap:
pay fixed/receive floating	$20,634	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.1 years	$(256)

	December 31, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$274

Correspondent interest rate swap:
pay fixed/receive floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$(287)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	June 30, 2015
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$20,634	$245

Correspondent interest rate swaps (financial institution counterparty):
Liabilities	$20,634	$(256)

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.  Prior to January 1, 2015 the Basel I Capital Rules applied to us.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios CET1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2015, and December 31, 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$284,167	13.4%	$170,083	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	265,681	12.5	127,563	6.0	N/A	N/A
Common equity tier 1 capital(3)	265,681	12.5	95,672	4.5	N/A	N/A
Tier I capital (to average assets)	265,681	11.9	89,660	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$275,055	13.0%	$169,863	8.0%	$212,328	10.0%
Tier 1 capital (to risk weighted assets)	256,568	12.1	127,397	6.0	169,863	8.0
Common equity tier 1 capital(3)	256,568	12.1	95,548	4.5	138,013	6.5
Tier I capital (to average assets)	256,568	11.5	89,337	4.0	111,672	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1 2015.

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.    The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended June 30, 2015 and December 31, 2014.

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

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$75,115	$136,348	$-	$211,463
Customer interest rate swaps	-	245	-	245

Financial Liabilities:
Correspondent interest rate swaps	$-	$256	$-	$256

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$27,035	$160,530	$-	$187,565
Customer interest rate swaps	-	274	-	274

Financial Liabilities:
Correspondent interest rate swaps	$-	$287	$-	$287

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	June 30, 2015
	Level 3	Total	Losses for the Six Months Ended June 30, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$2,158	$2,158	$354
Other real estate owned	2,668	2,668	375

	June 30, 2014
	Level 3	Total	Losses for the Six Months Ended June 30, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$7,769	$7,769	$71
Other real estate owned	1,820	1,820	141

The estimated fair values of financial instruments were determined by management as of June 30, 2015 and December 31, 2014, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$168,416	$168,416	$-	$-	$168,416
Available-for-sale securities	211,463	75,115	136,348	-	211,463
Held-to-maturity securities	47,419	-	47,344	-	47,344
Other securities	10,831	10,831	-	-	10,831
Loans held for sale	1,287	1,287	-	-	1,287
Loans held for investment	1,894,742	-	-	1,856,451	1,856,451
Real estate acquired by foreclosure	4,488	-	-	4,488	4,488
Total	$2,338,646	$255,649	$183,692	$1,860,939	$2,300,280

Financial Liabilities:
Deposits	$2,024,531	$-	$2,021,048	$-	$2,021,048
Securities sold under agreements to repurchase	9,858	-	9,858	-	9,858
Other borrowed funds	67,309	-	67,140	-	67,140
Total	$2,101,698	$-	$2,098,046	$-	$2,098,046

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$68,923	$68,923	$-	$-	$68,923
Available-for-sale securities	187,565	27,035	160,530	-	187,565
Held-to-maturity securities	50,713	-	50,725	-	50,725
Other securities	11,365	11,365	-	-	11,365
Loans held for sale	573	573	-	-	573
Loans held for investment	1,799,155	-	-	1,788,454	1,788,454
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$2,123,157	$107,896	$211,255	$1,793,317	$2,112,468

Financial Liabilities:
Deposits	$1,845,713	$-	$1,849,281	$-	$1,849,281
Securities sold under agreements to repurchase	4,605	-	4,605	-	4,605
Other borrowed funds	47,586	-	47,561	-	47,561
Total	$1,897,904	$-	$1,901,447	$-	$1,901,447

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

Total assets were $2.4 billion as of June 30, 2015 compared with $2.2 billion as of December 31, 2014, an increase of $212.8 million or 9.7%. Total deposits were $2.0 billion as of June 30, 2015 compared with $1.8 billion as of December 31, 2014, an increase of $178.8 million or 9.7%. Total loans held for investment were $1.9 billion at June 30, 2015, an increase of $95.6 million or 5.3% compared with $1.8 billion as of December 31, 2014. At June 30, 2015 and December 31, 2014, we had $6.1 million and $4.8 million, respectively, in non-accrual loans and our allowance for loan losses was $18.3 million and $15.6 million, respectively. Shareholders’ equity was $298.7 million and $288.4 million at June 30, 2015 and December 31, 2014, respectively. The increases are primarily due to execution of our organic growth strategy.

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

Recent and Pending Acquisitions

On October 17, 2014 we acquired SP Bancorp, Inc. and its subsidiary SharePlus Bank (together, “SharePlus”), a Texas chartered state bank headquartered in the Dallas MSA for aggregate cash consideration of $46.4 million.  SharePlus operated as a full-service commercial bank, providing services that include the acceptance of checking and saving deposits and the origination of one- to four-family residential mortgage, mortgage warehouse, commercial real estate, commercial business, home equity, automobile and personal loans. SharePlus’ business consisted primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in loans and securities. As of September 30, 2014 SharePlus had four branches (three in the Dallas MSA and one in Kentucky), $33.7 million in stockholders’ equity, $348.7 million in assets, $280.5 million in deposits and $248.2 million in loans, and $204.0 million, or 82.2% of its total loan portfolio was comprised of residential and commercial real estate loans.  See “Note 4 – Acquisitions” for further information.

As previously announced, we entered into a definitive agreement and plan of merger with Patriot Bancshares, Inc. (“Patriot Bancshares”) on May 27, 2015.  The merger agreement provides that we will issue at the closing up to 10,757,273 shares of our common stock to Patriot Bancshares shareholders in exchange for all outstanding Patriot Bancshares common shares as well as Patriot Bancshares' Series D and Series F preferred stock which will be converted to Patriot Bancshares common stock in advance of the closing.  In addition, it is a condition to the completion of the merger that Patriot Bancshares' $27.3 million Series B and Series C preferred stock will be redeemed prior to the closing.

As of June 30, 2015, Patriot Bancshares, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.0 billion, total deposits of $1.1 billion and total shareholders’ equity of $123.8 million.

The transaction has been approved by the Boards of Directors of both companies, and is expected to close in the fourth calendar quarter of 2015. The transaction is subject to the requisite approval by each company's shareholders, as well as regulatory approval and other customary closing conditions. Certain shareholders of Green Bancorp and Patriot Bancshares have agreed to vote in favor of the transaction.

Results of Operations

Net income available to common shareholders was $4.1 million for the quarter ended June 30, 2015 compared with $4.7 million for the quarter ended June 30, 2014, a decrease in net income of $536 thousand or 11.5%.  Earnings per common share on a diluted basis was $0.16 for the quarter ended June 30, 2015 compared with $0.22 for the same period in 2014, a decrease of $0.06 or 27.3%.  The decrease in net income was primarily due to $1.3 million in one-time acquisition expenses in the quarter ended June 30, 2015.  We experienced returns on average common equity of 5.60% and 9.12%, returns on average assets of 0.73% and 1.05% and efficiency ratios of 69.4% and 61.0% for the quarters ended June 30, 2015 and 2014, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The increase in the efficiency ratio was primarily due to increased noninterest expense driven by one-time acquisition expenses and the ongoing costs from the SharePlus acquisition.

For the six months ended months ended June 30, 2015 net income available to common shareholders was $8.8 million compared with $8.2 million for the same period in 2014, an increase in net income of $625 thousand or 7.7%.  The increase in net income was primarily due to increase interest income resulting from growth in loans partially due to the SharePlus acquisition.  Earnings per common share on a diluted basis was $0.33 for the six months ended June 30, 2015 compared with $0.39 for the same period in 2014, a decrease of $0.06 or 15.4%, the decrease was due to the increase in the number of shares outstanding resulting from our initial public offering in August 2014.  We experienced returns on average common equity of 6.03% and 8.10%, returns on average assets of 0.79% and 0.94% and efficiency ratios of 65.3% and 61.1% for the six months ended June 30, 2015 and 2014, respectively.

Net Interest Income

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-

bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Three months ended June 30, 2015 compared with three months ended June 30, 2014. Net interest income before the provision for loan losses for the three months ended June 30, 2015 was $20.9 million compared with $16.7 million for the three months ended June 30, 2014, an increase of $4.2 million or 25.2%. The increase in net interest income was primarily due to the increase in average loans outstanding of $418.3 million, or 29.5% somewhat offset by a 23 basis point decrease in the average loan yield. The increase in average loans outstanding was due to the SharePlus acquisition and the marketing activity of our portfolio bankers within our target markets. Interest income was $23.3 million for the three months ended June 30, 2015, an increase of $4.1 million or 21.6% compared with the three months ended June 30, 2014. Interest income on loans was $22.3 million for the three months ended June 30, 2015, an increase of $4.3 million or 23.7% compared with the three months ended June 30, 2014 primarily due to the increase in average loans outstanding. Interest income on securities was $838 million for the three months ended June 30, 2015, a decrease of $186 thousand compared with the three months ended June 30, 2014 primarily due to a 33 basis point decrease in the average yield on the securities portfolio. Average interest-bearing liabilities increased $223.9 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 and average rate on interest-bearing liabilities decreased from 0.77% to 0.63% for the same time period resulting in an overall decrease in interest expense of $84 thousand. During the three months ended June 30, 2015, average noninterest-bearing deposits increased $173.2 million from $318.1 million during the three months ended June 30, 2014 to $491.3 million for the three months ended June 30, 2015. Total cost of funds, including noninterest-bearing deposits decreased 14 basis points to 0.48% for the three months ended June 30, 2015 compared to 0.62% for the same period in 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended June 30, 2015 was 3.84%, a decrease of 3 basis points compared with 3.87% for the same period in 2014.

Six months ended June 30, 2015 compared with six months ended June 30, 2014. Net interest income before the provision for loan losses for the six months ended June 30, 2015 was $41.4 million compared with $32.4 million for the six months ended June 30, 2014, an increase of $9.1 million or 28.0%. The increase in net interest income was primarily due to the increase in average loans outstanding of $412.9 million, or 29.6% partially offset by a 16 basis point decrease in the average yield on the loan portfolio. The increase in average loans outstanding was due to the SharePlus acquisition and continued loan generation within our target markets. Interest income was $46.0 million for the six months ended June 30, 2015, an increase of $8.7 million compared with the six months ended June 30, 2014. Interest income on loans was $43.9 million for the six months ended June 30, 2015, an increase of $8.9 million or 25.6% compared with the six months ended June 30, 2014 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $1.7 million for the six months ended June 30, 2015, a decrease of $337 thousand compared with the six months ended June 30, 2014 due to a 23 basis point decrease in the average yield on the securities portfolio. Average interest-bearing liabilities increased $227.7 million for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 and average rate on interest-bearing liabilities decreased from 0.78% to 0.62% for the same time period resulting in an overall decrease in interest expense of $329 thousand. During the six months ended June 30, 2015, average noninterest-bearing deposits increased $164.2 million from $296.9 million during the same period in 2014 to $461.1 million for the six months ended June 30, 2015. Total cost of funds including noninterest-bearing deposits decreased 16 basis points to 0.47% for the six months ended June 30, 2015 compared to 0.63% for the same period in 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the six months ended June 30, 2015 was 3.89%, an increase of 5 basis points compared with 3.84% for the same period in 2014.

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

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,834,975	$22,252	4.86%	$1,416,665	$17,986	5.09%
Securities	263,900	838	1.27	256,584	1,024	1.60
Other investments	9,940	113	4.56	8,861	81	3.67
Federal funds sold	1,006	-	-	761	-	-
Interest earning deposits in financial institutions	75,836	53	0.28	46,730	32	0.27
Total interest-earning assets	2,185,657	23,256	4.27%	1,729,601	19,123	4.43%

Allowance for loan losses	(18,387)			(15,531)
Noninterest-earning assets	106,027			69,897
Total assets	$2,273,297			$1,783,967

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$775,043	$695	0.36%	$613,561	$621	0.41%
Certificates and other time deposits	662,109	1,607	0.97	582,354	1,760	1.21
Securities sold under agreements to repurchase	11,699	4	0.14	6,696	2	0.12
Other borrowed funds	29,230	27	0.37	51,565	34	0.26
Total interest-bearing liabilities	1,478,081	2,333	0.63%	1,254,176	2,417	0.77%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	491,305			318,056
Other liabilities	7,652			6,168
Total liabilities	1,977,038			1,578,400
Shareholders’ equity	296,259			205,567
Total liabilities and shareholders’ equity	$2,273,297			$1,783,967

Net interest rate spread			3.63%			3.66%
Net interest income and margin(1)		$20,923	3.84%		$16,706	3.87%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,808,472	$43,911	4.90%	$1,395,565	$34,962	5.05%
Securities	250,000	1,716	1.38	255,816	2,053	1.62
Other investments	10,186	223	4.41	8,940	159	3.59
Federal funds sold	824	-	-	679	-	-
Interest earning deposits in financial institutions	81,156	108	0.27	41,703	56	0.27
Total interest-earning assets	2,150,638	45,958	4.31%	1,702,703	37,230	4.41%

Allowance for loan losses	(17,093)			(16,158)
Noninterest-earning assets	107,219			69,856
Total assets	$2,240,764			$1,756,401

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$781,495	$1,377	0.36%	$608,634	$1,198	0.40%
Certificates and other time deposits	650,768	3,081	0.95	577,399	3,570	1.25
Securities sold under agreements to repurchase	13,436	1	0.02	6,467	2	0.06
Other borrowed funds	32,368	60	0.37	57,916	78	0.27
Total interest-bearing liabilities	1,478,067	4,519	0.62%	1,250,416	4,848	0.78%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	461,091			296,937
Other liabilities	7,627			5,743
Total liabilities	1,946,785			1,553,096
Shareholders’ equity	293,979			203,305
Total liabilities and shareholders’ equity	$2,240,764			$1,756,401

Net interest rate spread			3.69%			3.63%
Net interest income and margin(1)		$41,439	3.89%		$32,382	3.84%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$5,311	$(1,045)	$4,266	$10,344	$(1,395)	$8,949
Securities	29	(215)	(186)	(47)	(290)	(337)
Other investments	10	22	32	22	42	64
Federal funds sold	-	-	-	-	-	-
Interest-earning deposits in financial institutions	20	1	21	53	(1)	52
Total increase (decrease) in interest income	5,370	(1,237)	4,133	10,372	(1,644)	8,728

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$163	$(89)	$74	$340	$(161)	$179
Certificates and other time deposits	241	(394)	(153)	454	(943)	(489)
Securities sold under agreements to repurchase	1	1	2	2	(3)	(1)
Other borrowings	(15)	8	(7)	(34)	16	(18)
Total increase (decrease) in interest expense	390	(474)	(84)	762	(1,091)	(329)
Increase (decrease) in net interest income	$4,980	$(763)	$4,217	$9,610	$(553)	$9,057

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2015 was $18.3 million, representing 0.97% of total loans as of such date.

We recorded $805 thousand in provision for loan losses for the three months ended June 30, 2015 compared with no provision for the same period in 2014. This increase was primarily due to loan growth during the period. Net charge-offs for the three months ended June 30, 2015 were $55 thousand compared with net recoveries of $586 thousand for the three months ended June 30, 2014. This increase reflected an increase in gross charge-offs from $54 thousand to $1.2 million for the three months ended June 30, 2014 and 2015, respectively, and an increase in recoveries from $640 thousand to $1.2 million for the three months ended June 30, 2014 and 2015, respectively.

The provision for loan losses for the six months ended June 30, 2015 million was $2.3 million compared with $1.2 million for the same period in 2014. Net recoveries for the six months ended June 30, 2015 were $377 thousand compared with net charge-offs $1.9 million for the six months ended June 30, 2014. This decrease reflected a decrease in gross charge-offs from $2.6 million to $1.4 million for the six months ended June 30, 2014 and 2015, respectively, and an increase in recoveries from $694 thousand to $1.8 million for the six months ended June 30, 2014 and 2015, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended June 30, 2015, noninterest income totaled $3.0 million, an increase of $977 thousand or 49.4% compared with the three months ended June 30, 2014. This increase was primarily due to the acquired SharePlus operations and continued growth in sales of the guaranteed portion of loans.

For the six months ended June 30, 2015, noninterest income totaled $5.0 million, an increase of $1.5 million or 40.6% compared with the six months ended June 30, 2014. This increase was primarily due to increased customer service fees and gains on sale of the guaranteed portion of certain loans as well as the gain on sale of loans held-for-sale.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2014	2013
	(Dollars in thousands)

Customer service fees	$917	$634	$1,780	$1,165
Loan fees	671	462	1,042	1,012
Gain on sale of guaranteed portion of loans	960	793	1,605	1,223
Gain on sale of loans held-for-sale, net	157	-	232	-
Other	250	89	381	185
Total noninterest income	$2,955	$1,978	$5,040	$3,585

Noninterest Expense

For the three months ended June 30, 2015, noninterest expense totaled $16.6 million, an increase of $5.2 million or 45.5% compared with the three months ended June 30, 2014. This increase was primarily due to $2.0 million of one-time acquisition expenses primarily related to the pending merger with Patriot Bancshares; a $1.7 million increase in salaries and employee benefits resulting primarily from increased staffing principally due to the SharePlus acquisition, increased compensation due to our portfolio banker compensation program and general merit compensation increases; and smaller increases in various expenses due primarily to the SharePlus acquisition and public company activity.

For the six months ended June 30, 2015, noninterest expense totaled $30.3 million, an increase of $8.3 million or 37.9% compared with the six months ended June 30, 2014. This increase was primarily due to an increase of $3.6 million or 25.2% in salaries and employee benefits resulting from the previously discussed increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit compensation increases, and $2.2 million in one-time acquisition expenses.  Additional factors contributing to the increase include other ongoing expenses related to the SharePlus acquisition and public company activity.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Salaries and employee benefits (1)	$8,878	$7,149	$17,635	$14,080
Non-staff expenses:
Occupancy	1,562	1,172	3,022	2,305
Professional and regulatory fees	3,605	1,767	5,072	2,547
Data processing	583	389	1,227	777
Software license and maintenance	392	341	754	656
Marketing	152	196	300	368
Loan related	263	85	372	202
Real estate acquired by foreclosure, net	382	62	395	231
Other	761	235	1,557	827
Total noninterest expense	$16,578	$11,396	$30,334	$21,993

(1)

Total salaries and employee benefits include stock based compensation expense of $446 thousand and $65 thousand for the three months ended June 30, 2015 and 2014, respectively, and $567 thousand and $114 thousand for the six months ended June 30, 2015 and 2014, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 69.4% for the three months ended June 30, 2015, compared with 61.0% for the three months ended June 30, 2014. Our efficiency ratio was 65.3% and 61.1% for the six months ended June 30, 2015 and 2014, respectively. The decrease was primarily due to increased net interest income and noninterest income.

Income Taxes

Income tax expense decreased $257 thousand, or 9.8% to $2.4 million for the three months ended June 30, 2015, compared with $2.6 million for the same period in 2014. The decrease was primarily attributable to lower pre-tax earnings for the three months ended June 30, 2015 compared with the same period in 2014.  For the six months ended June 30, 2015, income tax expense was $5.0 million, an increase of $459 thousand or 10.0%, compared with $4.6 million for the same period in 2014.  The increase was primarily attributable to higher pre-tax net earnings for the six months ended June 30, 2015 compared with the same period in 2014. The effective income tax rate for the three months ended June 30, 2015 and 2014 was 36%. The effective income tax rate for the six months ended June 30, 2015 and 2014 was 37% and 36%, respectively.

Financial Condition

Loan Portfolio

At June 30, 2015, total loans held for investment were $1.9 billion, an increase of $95.6 million or 5.3% compared with December 31, 2014. This increase was primarily due to the execution of our growth strategy and the continued strength of our target markets.  Our total loans held for sale were $1.3 million at June 30, 2015 and $573 thousand at December 31, 2014.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial & industrial	$795,483	42.0%	$788,410	43.8%
Real Estate:
Owner occupied commercial real estate	176,453	9.3	163,592	9.1
Commercial real estate	383,863	20.3	339,006	18.8
Construction, land & land development	290,469	15.3	240,666	13.4
Residential mortgage	234,026	12.3	257,066	14.3
Consumer and Other	14,448	0.8	10,415	0.6
Total loans held for investment	$1,894,742	100.0%	$1,799,155	100.0%

Total loans held for sale	$1,287	100.0%	$573	100.0%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $6.8 million in nonperforming loans at June 30, 2015, compared with $7.1 million at December 31, 2014. The ratio of nonperforming loan to total loans was 0.36% at June 30, 2015 compared with 0.40% at December 31, 2014.

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

The following table presents information regarding nonperforming loans at the dates indicated:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$4,402	$2,127
Accruing loans 90 or more days past due	-	16
Restructured loans—nonaccrual	1,712	2,717
Restructured loans—accrual	681	2,257
Total nonperforming loans	$6,795	$7,117

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2015 was $18.3 million, representing 0.97% of total loans, compared with $15.6 million, or 0.87% of total loans, at December 31, 2014. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)

Average loans outstanding (1)	$1,808,472	$1,395,565
Total loans outstanding at end of period (1)	1,894,742	1,433,702
Allowance for loan losses at beginning of period	15,605	16,361
Provision for loan losses	2,310	1,223
Charge-offs:
Commercial and industrial	(1,304)	(1,288)
Consumer and Other	(117)	(1,285)
Total charge-offs	(1,421)	(2,573)
Recoveries:
Commercial and industrial	1,760	55
Owner occupied commercial real estate	-	14
Commercial real estate	1	1
Construction, land & land development	-	-
Residential mortgage	18	8
Consumer and Other	19	616
Total recoveries	1,798	694
Net recoveries (charge-offs)	377	(1,879)
Allowance for loan losses at end of period	$18,292	$15,705

Ratio of allowance to end of period loans	0.97%	1.10%
Ratio of net recoveries (charge-offs) to average loans	0.02%	(0.13)%

(1)	Excluding loans held for sale

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2015, the carrying amount of investment securities totaled $258.9 million, an increase of $20.6 million or 8.6% compared with $238.3 million at December 31, 2014. At June 30, 2015, securities represented 10.7% of total assets compared with 10.8% at December 31, 2014.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$95,069	$86	$(29)	$95,126
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	87,738	1,930	(64)	89,604
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	26,852	120	(239)	26,733
Total	$209,659	$2,136	$(332)	$211,463

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,919	$401	$(187)	$17,133
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	30,500	62	(351)	30,211
Total	$47,419	$463	$(538)	$47,344

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of June 30, 2015, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first six months of 2015 or the 2014 fiscal year.

Deposits

Total deposits at June 30, 2015 were $2.0 billion, an increase of $178.8 million or 9.7% compared to $1.8 billion at December 31, 2014, due primarily to an increase in noninterest bearing demand deposits of $172.1 million. Noninterest bearing deposits at June 30, 2015 were $604.1 million compared with $431.9 million at December 31, 2014, an increase of $172.1 million or 39.9%. Interest bearing deposits at June 30, 2015 were $1.4 billion an increase of $6.7 million or 0.5% compared with December 31, 2014.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$134,455	0.06%	$75,916	0.23%
Money market and savings deposits	647,040	0.20	532,718	0.42
Certificates and other time deposits	650,768	0.95	577,399	1.25
Total interest-bearing deposits	$1,432,263	0.63	$1,186,033	0.81
Noninterest-bearing deposits	461,091	-	296,937	-
Total deposits	$1,893,354	0.47%	$1,482,970	0.65%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$67,309	$47,586
Repurchase agreements	9,858	4,605
Total	$77,167	$52,191

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At June 30, 2015 and December 31, 2014, total borrowing capacity of $392.6 million and $367.2 million, respectively, was available under this arrangement. At June 30, 2015, $67.3 million  was outstanding with an average interest rate of 0.30% and maturity within eight years. At December 31, 2014, $47.6 million was outstanding with an average interest rate of 0.25% and all of the Company’s FHLB advances mature within one year. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At June 30, 2015 and December 31, 2014, $246.5 million, $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of June 30, 2015 and December 31, 2014, there were no federal funds purchased outstanding.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the six months ended June 30, 2015 and the 2013 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of June 30, 2015, we had outstanding $513.9 million in commitments to extend credit and $12.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of June 30, 2015, we had cash and cash equivalents of $168.4 million, an increase of $99.5 million compared with $68.9 million as of December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2015 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits and noncancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts.

	June 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$399,210	$215,900	$47,225	$-	$662,335
Federal Home Loan Bank advances	63,745	1,156	2,069	544	67,514
Operating leases	1,261	2,312	1,378	1,921	6,872
Total	$464,216	$219,368	$50,672	$2,465	$736,721

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	June 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$153,871	$187,226	$78,588	$94,191	$513,876
Standby and commercial letters of credit	11,833	377	-	-	12,210
Total	$165,704	$187,603	$78,588	$94,191	$526,086

Capital Resources

Total shareholders’ equity was $298.7 million at June 30, 2015, an increase of $10.2 million or 3.6% compared with $288.4 million at December 31, 2014. The increase was the result of retained earnings of $8.8 million for the six month period, proceeds from the exercise of stock options and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings.

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.  Prior to January 1, 2015 the Basel I Capital Rules applied to us.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of June 30, 2015 and December 31, 2014 to the minimum and well capitalized regulatory standards:

	June 30, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$284,167	13.4%	$170,083	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	265,681	12.5	127,563	6.0	N/A	N/A
Common equity tier 1 capital(3)	265,681	12.5	95,672	4.5	N/A	N/A
Tier I capital (to average assets)	265,681	11.9	89,660	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$275,055	13.0%	$169,863	8.0%	$212,328	10.0%
Tier 1 capital (to risk weighted assets)	256,568	12.1	127,397	6.0	169,863	8.0
Common equity tier 1 capital(3)	256,568	12.1	95,548	4.5	138,013	6.5
Tier I capital (to average assets)	256,568	11.5	89,337	4.0	111,672	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1 2015.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014 and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 12, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of May 27, 2015, amoung Green Bancorp, Inc., Panther Merger Sub Corp. and Patriot Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Green Bancorp’s Current Report on Form 8-K filed on May 28, 2015

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

Green Bancorp, Inc. (Registrant)

Date: August 14, 2015	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: August 14, 2015	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer