Form 10-Q
period 2015-09-30
Green Bancorp, Inc.
filed 2015-11-13
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 12, 2015, there were 36,728,767 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2014 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 10, 2015 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Cash and due from banks	$13,654	$13,963
Interest bearing deposits in financial institutions	82,797	54,960
Total cash and cash equivalents	96,451	68,923

Available-for-sale securities, at fair value	204,880	187,565
Held-to-maturity securities, at amortized cost (fair value of $44,901 and $50,725, respectively)	44,678	50,713
Federal Reserve Bank stock	7,200	7,173
Federal Home Loan Bank of Dallas stock	9,777	4,192
Total securities and other investments	266,535	249,643

Loans held for sale	192	573
Loans held for investment	1,982,280	1,799,155
Allowance for loan losses	(20,724)	(15,605)
Loans, net	1,961,748	1,784,123

Premises and equipment, net	24,766	25,200
Goodwill	30,129	30,129
Core deposit intangibles, net of accumulated amortization	3,704	4,148
Accrued interest receivable	5,394	4,916
Deferred tax asset, net	11,095	8,468
Real estate acquired by foreclosure	1,665	4,863
Bank owned life insurance	8,063	7,903
Other assets	6,437	7,819
TOTAL ASSETS	$2,415,987	$2,196,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$499,101	$431,942
Interest-bearing transaction and savings	792,957	777,431
Certificates and other time deposits	649,082	636,340
Total deposits	1,941,140	1,845,713

Securities sold under agreements to repurchase	3,080	4,605
Other borrowed funds	158,893	47,586
Accrued interest payable	814	767
Other liabilities	8,831	9,059
Total liabilities	2,112,758	1,907,730

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 26,276,856 and 26,175,949 shares issued and outstanding at September 30, 2015 and December 31, 2014	263	262
Capital surplus	254,070	252,421
Retained earnings	47,526	34,660
Accumulated other comprehensive income, net	1,370	1,062
Total shareholders’ equity	303,229	288,405
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,415,987	$2,196,135

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

INTEREST INCOME:
Loans, including fees	$22,601	$18,745	$66,512	$53,707
Securities	809	954	2,525	3,007
Other investments	111	82	334	241
Deposits in financial institutions	78	36	186	92
Total interest income	23,599	19,817	69,557	57,047

INTEREST EXPENSE:
Transaction and savings deposits	696	657	2,073	1,855
Certificates and other time deposits	1,651	1,624	4,732	5,194
Other borrowed funds	90	24	151	104
Total interest expense	2,437	2,305	6,956	7,153

NET INTEREST INCOME	21,162	17,512	62,601	49,894
PROVISION FOR LOAN LOSSES	3,054	220	5,364	1,443
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,108	17,292	57,237	48,451

NONINTEREST INCOME:
Customer service fees	867	694	2,647	1,859
Loan fees	680	422	1,722	1,434
Gain on sale of guaranteed portion of loans, net	908	1,050	2,513	2,273
Gain on sale of loans held for sale, net	113	-	345	-
Other	303	168	684	353
Total noninterest income	2,871	2,334	7,911	5,919

NONINTEREST EXPENSE:
Salaries and employee benefits	8,562	8,131	26,197	22,211
Occupancy	1,332	1,138	4,354	3,443
Professional and regulatory fees	1,988	1,488	7,060	4,035
Data processing	610	403	1,837	1,180
Software license and maintenance	352	350	1,106	1,006
Marketing	160	191	460	559
Loan related	185	101	557	303
Real estate acquired by foreclosure, net	339	85	734	316
Other	844	673	2,401	1,500
Total noninterest expense	14,372	12,560	44,706	34,553

INCOME BEFORE INCOME TAXES	6,607	7,066	20,442	19,817
PROVISION FOR INCOME TAXES	2,528	2,533	7,576	7,122
NET INCOME	$4,079	$4,533	$12,866	$12,695

EARNINGS PER SHARE:
Basic	$0.16	$0.20	$0.49	$0.59
Diluted	$0.15	$0.20	$0.49	$0.58

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET INCOME	$4,079	$4,533	$12,866	$12,695
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	304	(75)	474	1,771
Total other comprehensive income (loss) before tax	304	(75)	474	1,771

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	107	(26)	166	621
OTHER COMPREHENSIVE INCOME, NET OF TAX	197	(49)	308	1,150
COMPREHENSIVE INCOME	$4,276	$4,484	$13,174	$13,845

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total

BALANCE — January 1, 2014	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	12,695	-	12,695
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $621 and reclassification adjustment	-	-	-	-	1,150	1,150
Issuance of common stock in connection with initial public offering, net of expenses	5,391	54	72,488	-	-	72,542
Issuance of common stock in connection with exercise of stock options	9	-	76	-	-	76
Stock-based compensation expense	-	-	283	-	-	283
BALANCE — September 30, 2014	26,171	$262	$252,066	$32,613	$1,023	$285,964

BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$288,405
Net income	-	-	-	12,866	-	12,866
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $166 and reclassification adjustment	-	-	-	-	308	308
Issuance of common stock in connection with exercise of stock options	101	1	954	-	-	955
Stock-based compensation expense	-	-	695	-	-	695
BALANCE — September 30, 2015	26,277	$263	$254,070	$47,526	$1,370	$303,229

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,866	$12,695
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	779	864
Accretion of loan discounts, net	(1,457)	(506)
Amortization of deposit premiums	(541)	(227)
Amortization of core deposit intangibles	444	184
Accretion of borrowing valuation allowance	(17)	-
Provision for loan losses	5,364	1,443
Depreciation	1,214	1,062
Net loss (gain) on sale of real estate acquired by foreclosure	81	(139)
Net gain on sale of mortgage loans held-for-sale	(345)	-
Net gain on sale of guaranteed portion of loans	(2,513)	(2,273)
Originations of loans held-for-sale	(13,242)	-
Proceeds from sales of and principal collected on loans held-for-sale	13,968	-
Writedown of real estate acquired by foreclosure	530	141
Stock-based compensation expense	570	1,208
Deferred tax benefit	(2,793)	-
Increase in accrued interest receivable and other assets, net	904	(540)
Increase in accrued interest payable and other liabilities, net	(216)	675
Net cash provided by operating activities	15,596	14,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	35,564	27,889
Purchases of available-for-sale securities	(53,046)	(20,080)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	7,685	7,306
Purchases of held-to-maturity securities	(1,788)	(3,452)
Proceeds from sales of guaranteed portion of loans	25,599	27,436
Proceeds from sales of real estate acquired by foreclosure	2,587	1,825
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(5,585)	(1,243)
Purchases of Federal Reserve Bank stock	(27)	(2,033)
Net increase in loans held for investment	(204,999)	(172,782)
Investment in construction of premises and purchases of other fixed assets	(780)	(777)
Net cash used in investing activities	(194,790)	(135,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	95,968	130,546
Net increase in securities sold under agreements to repurchase	(1,525)	1,808
Net proceeds of other short-term borrowed funds	115,000	(45,000)
Repayment of other long-term borrowed funds	(3,676)	(1,858)
Proceeds from issuance of common stock due to exercise of stock options	955	76
Proceeds from issuance of common stock, net of issuance expenses	-	72,542
Net cash provided by financing activities	206,722	158,114

NET INCREASE IN CASH AND CASH EQUIVALENTS	$27,528	$36,790

CASH AND CASH EQUIVALENTS:
Beginning of period	68,923	34,757
End of period	$96,451	$71,547

SUPPLEMENTAL INFORMATION:
Interest paid	$6,908	$7,330
Income taxes paid	$8,100	$6,200

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$4,079		$4,533		$12,866		$12,695

Basic:
Weighted average shares outstanding	26,274	$0.16	22,714	$0.20	26,215	$0.49	21,430	$0.59

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	277		388		266		298
Total	26,551	$0.15	23,102	$0.20	26,481	$0.49	21,728	$0.58

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

FASB ASU No. 2014-09 — “Revenue from Contract with Customers (Topic 606)” supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.  The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  On June 9, 2015, FASB deferred the effective date, therefore  the adoption of this ASU becomes effective for the Company beginning after January 1, 2018, with retrospective application to each prior reporting period presented, and is not expected to have a significant impact on the Company’s financial statements.

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

FASB ASU No. 2015-14 — “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In May 2014, the FASB issued ASU 2014-09 that supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.  The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption of ASU 2014-09 becomes effective for the

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company beginning after January 1, 2018, with retrospective application to each prior reporting period presented, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-15 – “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.”    In August 2015, the FASB issued ASU 2015-15 that adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 is not expected to have a material impact on the Company’s financial statements.

FASB ASU No. 2015-16 – “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.”  In September 2015, the FASB issued ASU 2015-16 that requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined, any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of ASU 2015-16, an acquirer was required to restate prior period financial statements as of the acquisition date for adjustments to provisional amounts. The amendments in ASU 2015-16 are to be applied prospectively upon adoption. The adoption of the provisions of ASU 2015-16 upon issuance did not have a material impact on the Company’s financial statements.

4. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions have been accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using a non-pro rata basis over an estimated life of six to sixteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

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

Pursuant to the terms of the acquisition agreement, the Company paid $46.4 million in cash for all outstanding shares of SP Bancorp capital stock, which resulted in goodwill of $14.5 million.  Additionally, the Company recognized $3.5 million of core deposit intangibles as of September 30, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits include restricted amounts of $49.1 million and $42.0 million at September 30, 2015 and December 31, 2014, respectively, as a result of this requirement.

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$95,055	$101	$(3)	$95,153
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	81,890	2,106	(16)	83,980
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	25,827	79	(159)	25,747
Total	$202,772	$2,286	$(178)	$204,880

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,053	$421	$(112)	$16,362
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,625	99	(185)	28,539
Total	$44,678	$520	$(297)	$44,901

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	September 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$72,066	$72,093	$-	$-
Due after one year through five years	22,989	23,060	-	-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	81,890	83,980	16,053	16,362
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	25,827	25,747	28,625	28,539
Total	$202,772	$204,880	$44,678	$44,901

There were no sales of securities during the three or nine months ended September 30, 2015 or 2014.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into available-for-sale or held-for-maturity and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, Investments—Debt and Equity Securities.

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

As of September 30, 2015, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2015, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of September 30, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	September 30, 2015
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$10,010	$(3)	$10,007	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	4,008	(16)	3,992	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	6,977	(159)	6,818
Total	$14,018	$(19)	$13,999	$6,977	$(159)	$6,818

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$1,690	$(34)	$1,656	$2,590	$(78)	$2,512
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	6,903	(36)	6,867	13,453	(149)	13,304
Total	$8,593	$(70)	$8,523	$16,043	$(227)	$15,816

	December 31, 2014
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$37,049	$(85)	$36,964	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	20,403	(53)	20,350	4,440	(56)	4,384
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,514	-	3,514	12,559	(289)	12,270
Total	$60,966	$(138)	$60,828	$16,999	$(345)	$16,654

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$4,564	$(122)	$4,442
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	12,414	(92)	12,322	13,988	(346)	13,642
Total	$12,414	$(92)	$12,322	$18,552	$(468)	$18,084

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2015 or December 31, 2014.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securities with an amortized cost of $15.5 million and $17.7 million and fair value of $15.6 million and $17.9 million were pledged and available to be sold under repurchase agreements at September 30, 2015 and December 31, 2014, respectively. Securities with an amortized cost of $103.4 million and $55.0 million and fair value of $103.6 million and $54.8 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at September 30, 2015 and December 31, 2014, respectively. In addition, securities with an amortized cost of $515 thousand and $669 thousand and fair value of $540 thousand and $701 thousand were pledged as collateral for the Company’s derivative instruments at September 30, 2015 and December 31, 2014, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	September 30, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$802,603	$17,734	$820,337
Real estate:
Owner occupied commercial real estate	169,296	13,928	183,224
Commercial real estate	465,989	17,639	483,628
Construction, land & land development	247,228	4,978	252,206
Residential mortgage	114,733	116,063	230,796
Consumer and other	9,786	2,303	12,089
Total loans held for investment	$1,809,635	$172,645	$1,982,280

Total loans held for sale	$192	$-	$192

	December 31, 2014
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$759,810	$28,600	$788,410
Real estate:
Owner occupied commercial real estate	148,197	15,395	163,592
Commercial real estate	308,521	30,485	339,006
Construction, land & land development	230,143	10,523	240,666
Residential mortgage	107,275	149,791	257,066
Consumer and other	6,785	3,630	10,415
Total loans held for investment	$1,560,731	$238,424	$1,799,155

Total loans held for sale	$573	$-	$573

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

Included in the loans held for investment balance was $9.7 million and $10.3 million of net deferred loan origination fees and unamortized premium and discount at September 30, 2015 and December 31, 2014, respectively. Also included in loans at September 30, 2015 and December 31, 2014, respectively was $582 thousand and $1.4 million in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $4.9 million and $4.5 million at September 30, 2015 and December 31, 2014, respectively. Consumer and other loans include overdrafts of $35 thousand and $51 thousand as of September 30, 2015 and December 31, 2014, respectively.

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

Reserved-based energy loans in the commercial and industrial portfolio outstanding represented approximately 6.8% and 8.7% of total funded loans, respectively, as of September 30, 2015 and December 31, 2014.  Energy related service industry loans represented approximately 3.9% and 5.2% of total funded loans, respectively, as of September 30, 2015 and December 31, 2014.  As of September 30, 2015,  $18.3 million of reserved-based energy loans and $400 thousand of energy related service industry loans were impaired.  Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	September 30, 2015
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$287,452	$489,461	$43,424	$820,337
Real estate:
Owner occupied commercial real estate	11,436	80,284	91,504	183,224
Commercial real estate	54,299	302,731	126,598	483,628
Construction, land & land development	62,592	113,702	75,912	252,206
Residential mortgage	5,582	50,344	174,870	230,796
Consumer and Other	4,201	7,237	651	12,089

Total loans held for investment	$425,562	$1,043,759	$512,959	$1,982,280

Fixed rate	$34,003	$220,613	$87,307	$341,923
Floating rate	391,559	823,146	425,652	1,640,357

Total loans held for investment	$425,562	$1,043,759	$512,959	$1,982,280

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Beginning balance	$-	$-
Advances	-	2
Repayments	-	(2)
Ending Balance	$-	$-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$11,033	$16,224
Recorded investment	9,405	14,154
Discount, net	$1,628	$2,070

Other acquired loans:
Outstanding principal balance	164,228	226,284
Deferred fees, net	(36)	(3)
Recorded investment	163,240	224,270
Discount, net	$952	$2,011

Total acquired loans:
Outstanding principal balance	175,261	242,508
Deferred fees, net	(36)	(3)
Recorded investment	172,645	238,424
Discount, net	$2,580	$4,081

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$685	$603
Additions	-	-
Reclassifications from nonaccretable yield	557	91
Accretion	(196)	(110)
Balance at period end	$1,046	$584

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

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	September 30, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,330	$-	$1,330	$20,304	$-	$780,969	$802,603
Real estate:
Owner occupied commercial real estate	2,215	-	2,215	854	-	166,227	169,296
Commercial real estate	-	-	-	-	-	465,989	465,989
Construction, land & land development	567	4,221	4,788	486	-	241,954	247,228
Residential mortgage	-	-	-	198	-	114,535	114,733
Consumer and other	114	-	114	-	-	9,672	9,786
Total originated loans	$4,226	$4,221	$8,447	$21,842	$-	$1,779,346	$1,809,635

Acquired Loans
Commercial & industrial	$10	$-	$10	$427	$900	$16,397	$17,734
Real estate:					-
Owner occupied commercial real estate	-	-	-	-	1,023	12,905	13,928
Commercial real estate	-	-	-	1,640	4,474	11,525	17,639
Construction, land & land development	-	-	-	-	45	4,933	4,978
Residential mortgage	34	9	43	476	2,963	112,581	116,063
Consumer and other	20	3	23	-	-	2,280	2,303
Total acquired loans	$64	$12	$76	$2,543	$9,405	$160,621	$172,645
Total loans held for investment	$4,290	$4,233	$8,523	$24,385	$9,405	$1,939,967	$1,982,280

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	December 31, 2014
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$7,266	$-	$7,266	$1,789	$-	$750,755	$759,810
Real estate:
Owner occupied commercial real estate	1,464	-	1,464	173	-	146,560	148,197
Commercial real estate	-	-	-	-	-	308,521	308,521
Construction, land & land development	677	-	677	940	-	228,526	230,143
Residential mortgage	382	16	398	1,277	-	105,600	107,275
Consumer and other	217	-	217	95	-	6,473	6,785
Total originated loans	$10,006	$16	$10,022	$4,274	$-	$1,546,435	$1,560,731

Acquired Loans
Commercial & industrial	$137	$-	$137	$-	$2,432	$26,031	$28,600
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,248	14,147	15,395
Commercial real estate	1,141	-	1,141	570	7,261	21,513	30,485
Construction, land & land development	2,048	-	2,048	-	72	8,403	10,523
Residential mortgage	981	-	981	-	3,141	145,669	149,791
Consumer and other	7	-	7	-	-	3,623	3,630
Total acquired loans	$4,314	$-	$4,314	$570	$14,154	$219,386	$238,424
Total loans held for investment	$14,320	$16	$14,336	$4,844	$14,154	$1,765,821	$1,799,155

Impaired Loans — The following is a summary of information related to nonaccrual restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$22,762	$2,127
Accruing loans past due 90 days or more	4,233	16
Restructured loans - nonaccrual	1,623	2,717
Restructured loans - accruing	6,048	2,257
Total nonperforming loans	$34,666	$7,117

Impaired loans of $24.4 million and $4.8 million at September 30, 2015 and December 31, 2014 respectively, have been categorized by management as nonaccrual loans.  The increase was due primarily to a classified E&P credit relationship moved to nonaccrual during the third quarter 2015.  As of September 30, 2015, $18.3 million of reserved-based energy loans and $400 thousand of energy related service industry loans were impaired.    Interest foregone on nonaccrual loans for the three months ended September 30, 2015 and 2014 was approximately $83 thousand and $115 thousand, respectively, and for the nine months ended September 30, 2015 and 2014 was approximately $313 thousand and $70 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$9,555	$7	$4,935	$393
Owner occupied commercial real estate	1,059	20	231	-
Commercial real estate	2,705	9	3,060	34
Construction, land & land development	492	-	1,745	17
Residential mortgage	553	-	1,302	-
Consumer and other	146	3	263	7
Total	$14,510	$39	$11,536	$451

	Nine Months Ended
	September 30, 2015		September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$5,505	$28	$6,153	$399
Owner occupied commercial real estate	1,173	20	96	25
Commercial real estate	1,909	13	3,104	131
Construction, land & land development	598	15	1,749	49
Residential mortgage	1,035	240	1,312	-
Consumer and other	171	8	474	14
Total	$10,391	$324	$12,888	$618

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on an analysis of impaired loans at September 30, 2015 and December 31, 2014, an allowance of $2.7 million and $468 thousand, respectively, was allocated to impaired loans.  The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$16,483	$16,485	$-
Owner occupied commercial real estate	853	859	-
Commercial real estate	7,058	7,075	-
Construction, land & land development	276	276	-
Residential mortgage	606	605	-
Consumer and other	145	145	-

With an allowance recorded:
Commercial & industrial	$4,734	$4,734	$2,628
Construction, land & land development	210	210	98
Residential mortgage	68	68	16

Total:
Commercial & industrial	$21,217	$21,219	$2,628
Owner occupied commercial real estate	853	859	-
Commercial real estate	7,058	7,075	-
Construction, land & land development	486	486	98
Residential mortgage	674	673	16
Consumer and other	145	145	-
Total	$30,433	$30,457	$2,742

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$1,424	$1,424	$-
Owner occupied commercial real estate	173	173	-
Commercial real estate	2,506	2,510	-
Construction, land & land development	969	969	-
Residential mortgage	1,277	1,277	-
Consumer and other	155	156	-

With an allowance recorded:
Commercial & industrial	$502	$502	$373
Consumer and other	95	95	95

Total:
Commercial & Industrial	$1,926	$1,926	$373
Owner occupied commercial real estate	173	173	-
Commercial real estate	2,506	2,510	-
Construction, land & land development	969	969	-
Residential mortgage	1,277	1,277	-
Consumer and other	250	251	95
Total	$7,101	$7,106	$468

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	September 30, 2015
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$3,508	$-	$-	$-	$280	$766	$4,554
Grade 2	6,225	-	-	-	-	-	6,225
Grade 3	160,623	18,029	28,093	7,347	56,452	934	271,478
Grade 4	505,322	158,241	408,846	239,574	169,191	10,130	1,491,304
Grade 5	43,479	865	15,873	2,264	96	125	62,702
Grade 6	41,394	3,771	9,816	-	1,141	117	56,239
Grade 7	38,154	441	14,886	2,490	-	17	55,988
Grade 8	17,155	854	1,640	486	673	-	20,808
Grade 9	3,577	-	-	-	-	-	3,577
	819,437	182,201	479,154	252,161	227,833	12,089	1,972,875

Purchased Credit Impaired	900	1,023	4,474	45	2,963	-	9,405

Total loans	$820,337	$183,224	$483,628	$252,206	$230,796	$12,089	$1,982,280

	December 31, 2014
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$2,410	$-	$-	$-	$285	$997	$3,692
Grade 2	5,338	-	-	-	-	-	5,338
Grade 3	183,109	26,830	33,347	7,605	57,945	2,956	311,792
Grade 4	484,214	133,051	283,401	222,209	192,565	6,067	1,321,507
Grade 5	62,783	1,016	1,935	3,692	99	150	69,675
Grade 6	42,995	-	2,680	-	447	121	46,243
Grade 7	3,341	1,273	9,812	6,148	1,307	29	21,910
Grade 8	1,788	174	570	940	1,277	95	4,844
Grade 9	-	-	-	-	-	-	-
	785,978	162,344	331,745	240,594	253,925	10,415	1,785,001

Purchased Credit Impaired	2,432	1,248	7,261	72	3,141	-	14,154

Total loans	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2014
	(Dollars in thousands)

Commercial & industrial	6	$1,657	$886	3	$545	$-
Commercial real estate	1	5,417	5,417	-	-	-
Construction, land & land development	-	-	-	1	30	29
Consumer and other	-	-	-	1	125	123
Total	7	$7,074	$6,303	5	$700	$152

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the nine months ended September 30, 2015, the Company added $7.1 million in new troubled debt restructurings of which $6.3 million was still outstanding on September 30, 2015.  The decrease in outstanding balance was primarily due to payments received. For the nine months ended September 30, 2014, the Company added $700 thousand in new troubled debt restructurings of which $152 thousand was still outstanding on September 30, 2014.  The decrease in outstanding balance was primarily due to payments received.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $84 thousand related to $200 thousand of these loans at September 30, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - July 1, 2015	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292
Charge-offs	(981)	-	-	-	(41)	(12)	(1,034)
Recoveries	331	-	75	-	4	2	412
Provision	3,315	204	(123)	(381)	93	(54)	3,054
Balance - September 30, 2015	$11,128	$1,645	$4,243	$2,454	$946	$308	$20,724

For the Nine Months
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(2,285)	-	-	-	(41)	(129)	(2,455)
Recoveries	2,091	-	76	-	22	21	2,210
Provision	3,177	671	1,225	(179)	320	150	5,364
Balance - September 30, 2015	$11,128	$1,645	$4,243	$2,454	$946	$308	$20,724

As of September 30, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$8,466	$1,642	$4,089	$2,348	$929	$308	$17,782
Individually evaluated for impairment	2,628	-	-	98	17	-	2,743
Purchased credit impaired	34	3	154	8	-	-	199
Total allowance for loan losses	$11,128	$1,645	$4,243	$2,454	$946	$308	$20,724

Loans receivable:
Collectively evaluated for impairment	$798,220	$181,348	$472,096	$251,675	$227,159	$11,944	$1,942,442
Individually evaluated for impairment	21,217	853	7,058	486	674	145	30,433
Purchased credit impaired	900	1,023	4,474	45	2,963	-	9,405
Total loans evaluated for impairment	$820,337	$183,224	$483,628	$252,206	$230,796	$12,089	$1,982,280

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(2,927)	-	-	-	-	(1,297)	(4,224)
Recoveries	118	14	1	-	20	622	775
Provision	758	86	725	1,530	(29)	(377)	2,693
Balance - December 31, 2014	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

As of December 31, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,772	$971	$2,789	$2,622	$645	$171	$14,970
Individually evaluated for impairment	373	-	-	-	-	95	468
Purchased credit impaired	-	3	153	11	-	-	167
Total allowance for loan losses	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

Loans receivable:
Collectively evaluated for impairment	$784,052	$162,171	$329,239	$239,625	$252,648	$10,165	$1,777,900
Individually evaluated for impairment	1,926	173	2,506	969	1,277	250	7,101
Purchased credit impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans evaluated for impairment	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - July 1, 2014	$9,993	$791	$2,609	$1,475	$624	$213	$15,705
Charge-offs	(679)	-	-	-	-	(2)	(681)
Recoveries	10	-	-	-	7	1	18
Provision	(1,283)	63	251	1,176	(65)	78	220
Balance - September 30, 2014	$8,041	$854	$2,860	$2,651	$566	$290	$15,262

For the Nine Months
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(1,967)	-	-	-	-	(1,287)	(3,254)
Recoveries	65	14	1	-	15	617	712
Provision	(253)	(34)	643	1,548	(103)	(358)	1,443
Balance - September 30, 2014	$8,041	$854	$2,860	$2,651	$566	$290	$15,262

As of September 30, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,006	$852	$2,709	$2,636	$566	$188	$13,957
Individually evaluated for impairment	1,035	-	-	-	-	102	1,137
Purchased credit impaired	-	2	151	15	-	-	168
Total allowance for loan losses	$8,041	$854	$2,860	$2,651	$566	$290	$15,262

Loans receivable:
Collectively evaluated for impairment	$722,756	$131,485	$300,939	$228,441	$99,358	$6,437	$1,489,416
Individually evaluated for impairment	2,109	177	3,047	1,740	1,296	261	8,630
Purchased credit impaired	718	1,278	4,714	78	164	-	6,952
Total loans evaluated for impairment	$725,583	$132,940	$308,700	$230,259	$100,818	$6,698	$1,504,998

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Land	$7,652	$7,652
Buildings and improvements	22,062	21,831
Furniture, fixtures and equipment	8,397	8,075
	38,111	37,558
Less accumulated depreciation	(13,345)	(12,358)
Total	$24,766	$25,200

Depreciation of premises and equipment totaled $394 thousand and $355 thousand for the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At September 30, 2015 and December 31, 2014, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2014.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2013	$15,672	$984
Add - acquisition of SharePlus	14,457	3,467
Less - amortization	-	(303)
Balance - December 31, 2014	$30,129	$4,148
Less amortization	-	(444)
Balance - September 30, 2015	$30,129	$3,704

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to sixteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

September 30, 2015
(Dollars in thousands)

2015	$146
2016	571
2017	525
2018	318
2019	271
Thereafter	1,873
Total	$3,704

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Three months or less	$80,497	$83,584
Over three through six months	115,287	86,893
Over six through twelve months	149,850	95,389
Over one through two years	69,003	112,316
Over two through three years	90,157	43,191
Over three through four years	13,468	74,745
Over four through five years	5,648	9,158
Over five years	-	-
Total	$523,910	$505,276

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $1.4 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively, and $4.1 million for the nine months ended September 30, 2015 and 2014.

The Company had $4.3 million and $5.7 million in brokered time deposits, at September 30, 2015 and December 31, 2014, respectively.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$158,893	$47,586
Repurchase agreements	3,080	4,605
Total	$161,973	$52,191

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2015 and December 31, 2014, total unused borrowing capacity of $312.3 million and $367.2 million, respectively, was available under this arrangement. At September 30, 2015,  $158.9 million was outstanding with an average interest rate of 0.20% and all of the Company’s FHLB advances mature within eight years. At December 31, 2014,  $47.6 million was outstanding with an average interest rate of 0.25% and all of the Company’s FHLB advances mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At September 30, 2015 and December 31, 2014,  $352.9 million and $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of September 30, 2015 and December 31, 2014, there were no federal funds purchased outstanding.

13. INCOME TAXES

Income tax expense was $2.5 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively, and $7.6 million and $7.1 million for the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rate was 38% and 36% for the three months ended September 30, 2015 and 2014, respectively, and 37% and 36% for the nine months ended September 30, 2015 and 2014, respectively.

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

Stock Options. At September 30, 2015 and December 31, 2014 there were 41,000 and 11,000 time based options outstanding under the 2014 Plan, respectively.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At September 30, 2015 there were 389,859 time based options and 1,604,756 performance options outstanding under the 2010 Option Plan.  At December 31, 2014 there were 425,996 time based options and 1,674,511 performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At September 30, 2015 and December 31, 2014, respectively, there were 302,757 and 362,500 options outstanding under the 2006 Option Plan.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At September 30, 2015 and December 31, 2014, respectively, there were 285,322 and 297,278 options outstanding under the Redstone Option Plan.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock based compensation expense related to stock options of $27 thousand and $48 thousand for the three months ended September 30, 2015 and 2014, respectively, and $76 thousand and $97 thousand was recorded during the nine months ended September 30, 2015 and 2014, respectively.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At September 30, 2015 and December 31, 2014, respectively, there were 265,000 and 275,000 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $207 thousand for the three months ended September 30, 2015 and $619 thousand for the nine months ended September 30, 2015.  There was no restricted stock units compensation expense for the same periods in 2014 due to no units having been granted.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of September 30, 2015 and December 31, 2014, respectively, there were 103,000 and 134,000 units outstanding under the SAR Plan.

Prior to the initial public offering, the Company  elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by FASB ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  For the three and nine months ended September 30, 2015, a $231 thousand and $125 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.  For the three and nine months ended September 30, 2014, a stock based compensation expense of $925 thousand and $942 thousand were recorded to reflect the fair value of the SARs, respectively.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended September 30, 2015 and 2014, were $237 thousand and $196 thousand, respectively, and for the nine months ended September 30, 2015 and 2014, were $721 thousand and $577 thousand, respectively.

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

	September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$421,395	$201,362	$26,325	$-	$649,082
Federal Home Loan Bank advances	156,341	2,122	94	532	159,089
Operating leases	1,270	2,209	1,265	1,819	6,563
Total	$579,006	$205,693	$27,684	$2,351	$814,734

Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated was as follows:

September 30, 2015
(Dollars in thousands)

2015	$315
2016	1,274
2017	1,215
2018	860
2019	758
Thereafter	2,141
Total	$6,563

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $340 thousand and $329 thousand for the three months ended September 30, 2015 and 2014, respectively, and was $1.1 million and $986 thousand for the nine months ended September 30, 2015 and 2014, respectively.

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$178,607	$187,209	$51,512	$85,250	$502,578
Standby and commercial letters of credit	4,527	7,162	-	800	12,489
Total	$183,134	$194,371	$51,512	$86,050	$515,067

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Due to the nature of the offset in values between customer and correspondent swaps, the Company did not recognize any changes in the net fair value of the derivative instruments during the three or nine months ended September 30, 2015 or 2014. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the derivative instruments outstanding as of the dates set forth:

	September 30, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$20,382	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 1.8 years	$295

Correspondent interest rate swap:
pay fixed/receive floating	$20,382	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 1.8 years	$(305)

	December 31, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$274

Correspondent interest rate swap:
pay fixed/receive floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$(287)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	September 30, 2015
	Notional Amount	Fair Value
	(Dollars in thousands)

Customer interest rate swaps (commercial customer counterparty):
Assets	$20,382	$295

Correspondent interest rate swaps (financial institution counterparty):
Liabilities	$20,382	$(305)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios CET1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2015, and December 31, 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	September 30, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$291,049	13.1%	$177,209	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	270,130	12.2	132,906	6.0	N/A	N/A
Common equity tier 1 capital(3)	270,130	12.2	99,680	4.5	N/A	N/A
Tier I capital (to average assets)	270,130	11.4	94,492	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$282,384	12.8%	$177,020	8.0%	$221,275	10.0%
Tier 1 capital (to risk weighted assets)	261,465	11.8	132,765	6.0	177,020	8.0
Common equity tier 1 capital(3)	261,465	11.8	99,574	4.5	143,829	6.5
Tier I capital (to average assets)	261,465	11.1	94,235	4.0	117,794	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1 2015.

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.    The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended September 30, 2015 and December 31, 2014.

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

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$80,140	$124,740	$-	$204,880
Customer interest rate swaps	-	295	-	295

Financial Liabilities:
Correspondent interest rate swaps	$-	$305	$-	$305

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$27,035	$160,530	$-	$187,565
Customer interest rate swaps	-	274	-	274

Financial Liabilities:
Correspondent interest rate swaps	$-	$287	$-	$287

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	September 30, 2015
	Level 3	Total	Losses for the Nine Months Ended September 30, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$19,846	$19,846	$2,462
Other real estate owned	1,665	1,665	155

	September 30, 2014
	Level 3	Total	Losses for the Nine Months Ended September 30, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$1,751	$1,751	$873
Other real estate owned	1,820	1,820	141

The estimated fair values of financial instruments were determined by management as of September 30, 2015 and December 31, 2014, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	September 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$96,451	$96,451	$-	$-	$96,451
Available-for-sale securities	204,880	80,140	124,740	-	204,880
Held-to-maturity securities	44,678	-	44,901	-	44,901
Other securities	16,977	16,977	-	-	16,977
Loans held for sale	192	192	-	-	192
Loans held for investment	1,982,280	-	-	2,000,526	2,000,526
Real estate acquired by foreclosure	1,665	-	-	1,665	1,665
Total	$2,347,123	$193,760	$169,641	$2,002,191	$2,365,592

Financial Liabilities:
Deposits	$1,941,140	$-	$1,945,896	$-	$1,945,896
Securities sold under agreements to repurchase	3,080	-	3,080	-	3,080
Other borrowed funds	158,893	-	158,902	-	158,902
Total	$2,103,113	$-	$2,107,878	$-	$2,107,878

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

19.  SUBSEQUENT EVENTS

Patriot Bancshares, Inc., - On October 1, 2015, the Company completed the previously announced merger of Patriot Bancshares, Inc. (“Patriot”) with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank with and into the Bank (collectively, the “Patriot acquisition”). Patriot, headquartered in Houston, TX, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million. Under the terms of the merger agreement, we issued 10.4 million shares of the Company’s common stock for all outstanding shares of Patriot common stock, including the converted Series D and Series F preferred stock.  In addition, Patriot’s $27.3 million Series B and Series C preferred stock were redeemed in connection with the closing.  Consistent with the Company’s strategy, the primary reasons for the merger were to enhance market share in Houston and Dallas, and improve profitability through cost savings and revenue synergies.

The initial accounting for the business combination has not been completed due to the short period of time since the closing.  The Company is in the process of determining the acquisition date fair values of loans, goodwill, core deposit intangible, deferred tax assets and deposits.  None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the Patriot acquisition of $808 thousand for the three months ended September 30, 2015, and $2.7 million for the nine months ended September 30, 2015, which included noninterest expenses of professional and regulatory fees and salaries and employee benefits in the consolidated statements of income.

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

Except where the context otherwise requires or where otherwise indicated, in this Quarterly Report on Form 10-Q the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our banking subsidiary, Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A. In this Quarterly Report on Form 10-Q, we refer to the Houston—The Woodlands—Sugarland, Dallas—Fort Worth—Arlington, Austin—Round Rock and Louisville—Jefferson County metropolitan statistical areas as the Houston, Dallas, Austin and Louisville MSAs.

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

Total assets were $2.4 billion as of September 30, 2015 compared with $2.2 billion as of December 31, 2014, an increase of $219.9 million or 10.0%. Total deposits were $1.9 billion as of September 30, 2015 compared with $1.8 billion as of December 31, 2014, an increase of $95.4 million or 5.2%. Total loans held for investment were $2.0 billion at September 30, 2015, an increase of $183.1 million or 10.2% compared with $1.8 billion as of December 31, 2014. At September 30, 2015 and December 31, 2014, we had $24.4 million and $4.8 million, respectively, in non-accrual loans and our allowance for loan losses was $20.7 million and $15.6 million, respectively. Shareholders’ equity was $303.2 million and $288.4 million at September 30, 2015 and December 31, 2014, respectively. The increases are primarily due to execution of our organic growth strategy.

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

On October 1, 2015, Green Bancorp completed the previously announced Patriot acquisition. Patriot, headquartered in Houston, TX, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million. Under the terms of the merger agreement, we issued 10.4 million shares of Green common stock for all outstanding shares of Patriot common stock, including the converted Series D and Series F preferred stock.  In addition, Patriot’s $27.3 million Series B and Series C preferred stock were redeemed in connection with the closing. See “Note 19 – Subsequent Events” for further information.

Results of Operations

Net income available to common shareholders was $4.1 million for the three months ended September 30, 2015 compared with $4.5 million for the three months ended September 30, 2014, a decrease in net income of $454 thousand or 10.0%.  Earnings per common share on a diluted basis was $0.15 for the three months ended September 30, 2015 compared with $0.20 for the same period in 2014, a decrease of $0.05 or 25.0%.  The decrease in net income was principally due to increases in provision for loan losses and noninterest expense offset by increased interest income resulting from growth in loans compared to the same period in 2014. We experienced returns on average common equity of 5.37% and 7.58%, returns on average assets of 0.68% and 0.98% and efficiency ratios of 59.8% and 63.3% for the three months ended September 30, 2015 and 2014, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The decrease in the efficiency ratio was primarily due to increased net interest income.

For the nine months ended months ended September 30, 2015 net income available to common shareholders was $12.9 million compared with $12.7 million for the same period in 2014, an increase in net income of $171 thousand or 1.3%. Earnings per common share on a diluted basis was $0.49 for the nine months ended September 30, 2015 compared with $0.58 for the same period in 2014, a decrease of $0.09 or 15.5%, the decrease was due to the increase in the number of shares outstanding resulting from our initial public offering in August 2014.  We experienced returns on average common equity of 5.80% and 7.90%, returns on average assets of 0.75% and 0.95% and efficiency ratios of 63.4% and 61.9% for the nine months ended September 30, 2015 and 2014, respectively.

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

Three months ended September 30, 2015 compared with three months ended September 30, 2014. Net interest income before the provision for loan losses for the three months ended September 30, 2015 was $21.2 million compared with $17.5 million for the three months ended September 30, 2014, an increase of $3.7 million or 20.8%.  The increase was primarily due to a 30.8% increase in average loan volume, somewhat offset by a 40 basis point decrease in the average loan yield. The increase in average loans outstanding was due to the SharePlus acquisition and the marketing activity of our portfolio bankers within our target markets and increased mortgage warehouse volume. Interest income was $23.6 million for the three months ended September 30, 2015, an increase of $3.8 million or 19.1% compared with the three months ended September 30, 2014. Interest income on loans was $22.6 million for the three months ended September 30, 2015, an increase of $3.9 million or 20.6% compared with the three months ended September 30, 2014 primarily due to the increase in average loans outstanding somewhat offset by the decrease in average loan yield. Interest income on securities was $809 million for the three months ended September 30, 2015, a decrease of $145 thousand compared with the three months ended September 30, 2014  primarily due to a 27 basis point decrease in the average yield on the securities portfolio. Average interest-bearing liabilities increased $381.6 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and average rate on interest-bearing liabilities decreased from 0.75% to 0.60% for the same time period resulting in an overall increase in interest expense of $132 thousand. During the three months ended September 30, 2015, average noninterest-bearing deposits increased $107.1 million from $374.8 million during the three months ended September 30, 2014 to $481.9 million for the three months ended September 30, 2015. Total cost of funds, including noninterest-bearing deposits decreased 11 basis points to 0.46% for the three months ended September 30, 2015 compared to 0.57% for the same period in 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2015 was 3.63%, a decrease of 27 basis points compared with 3.90% for the same period in 2014.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014. Net interest income before the provision for loan losses for the nine months ended September 30, 2015 was $62.6 million compared with $49.9 million for the nine months ended September 30, 2014, an increase of $12.7 million or 25.5%.  The increase was primarily due to a 30.0% increase in average loan volume, partially offset by a 24 basis point decrease in loan yields. The increase in average loans outstanding was due to the SharePlus acquisition and continued loan generation within our target markets. Interest income was $69.6 million for the nine months ended September 30, 2015, an increase of $12.5 million compared with the nine months ended September 30, 2014. Interest income on loans was $66.5 million for the nine months ended September 30, 2015, an increase of $12.8 million or 23.8% compared with the nine months ended September 30, 2014 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $2.5 million for the nine months ended September 30, 2015, a decrease of $482 thousand compared with the nine months ended September 30, 2014 due to a 25 basis point decrease in the average yield on the securities portfolio. Average interest-bearing liabilities increased $279.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and average rate on interest-bearing liabilities decreased from 0.77% to 0.61% for the same time period resulting in an overall decrease in interest expense of $197 thousand. During the nine months ended September 30, 2015, average noninterest-bearing deposits increased $144.9 million from $323.2 million during the same period in 2014 to $468.1 million for the nine months ended September 30, 2015. Total cost of funds including noninterest-bearing deposits decreased 14 basis points to 0.47% for the nine months ended September 30, 2015 compared to 0.61% for the same period in 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the nine months ended September 30, 2015 was 3.80%, a decrease of 6 basis points compared with 3.86% for the same period in 2014.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,918,999	$22,601	4.67%	$1,466,708	$18,745	5.07%
Securities	257,930	809	1.24	249,923	954	1.51
Other investments	15,909	111	2.77	9,065	82	3.59
Federal funds sold	959	-	-	801	-	-
Interest earning deposits in financial institutions	117,465	78	0.26	55,548	36	0.26
Total interest-earning assets	2,311,262	23,599	4.05%	1,782,045	19,817	4.41%

Allowance for loan losses	(18,892)			(15,669)
Noninterest-earning assets	103,186			74,850
Total assets	$2,395,556			$1,841,226

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$769,454	$696	0.36%	$625,834	$657	0.42%
Certificates and other time deposits	651,334	1,651	1.01	561,408	1,624	1.15
Securities sold under agreements to repurchase	7,483	3	0.16	4,911	2	0.16
Other borrowed funds	174,531	87	0.20	29,025	22	0.30
Total interest-bearing liabilities	1,602,802	2,437	0.60%	1,221,178	2,305	0.75%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	481,947			374,811
Other liabilities	9,437			7,999
Total liabilities	2,094,186			1,603,988
Shareholders’ equity	301,370			237,238
Total liabilities and shareholders’ equity	$2,395,556			$1,841,226

Net interest rate spread			3.45%			3.66%
Net interest income and margin(1)		$21,162	3.63%		$17,512	3.90%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$1,845,420	$66,512	4.82%	$1,419,540	$53,707	5.06%
Securities	252,673	2,525	1.34	253,830	3,007	1.58
Other investments	12,115	334	3.69	8,982	241	3.59
Federal funds sold	869	-	-	720	-	-
Interest earning deposits in financial institutions	93,393	186	0.27	46,369	92	0.27
Total interest-earning assets	2,204,470	69,557	4.22%	1,729,441	57,047	4.41%

Allowance for loan losses	(17,699)			(15,993)
Noninterest-earning assets	106,157			71,539
Total assets	$2,292,928			$1,784,987

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$777,438	$2,073	0.36%	$614,431	$1,855	0.40%
Certificates and other time deposits	650,959	4,732	0.97	572,010	5,194	1.21
Securities sold under agreements to repurchase	11,430	1	0.01	5,943	2	0.04
Other borrowed funds	80,276	150	0.25	48,180	102	0.28
Total interest-bearing liabilities	1,520,103	6,956	0.61%	1,240,564	7,153	0.77%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	468,119			323,180
Other liabilities	8,236			6,503
Total liabilities	1,996,458			1,570,247
Shareholders’ equity	296,470			214,740
Total liabilities and shareholders’ equity	$2,292,928			$1,784,987

Net interest rate spread			3.61%			3.64%
Net interest income and margin(1)		$62,601	3.80%		$49,894	3.86%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$5,780	$(1,924)	$3,856	$16,113	$(3,308)	$12,805
Securities	31	(176)	(145)	(14)	(468)	(482)
Other investments	62	(33)	29	84	9	93
Federal funds sold	-	-	-	-	-	-
Interest-earning deposits in financial institutions	40	2	42	93	1	94
Total increase (decrease) in interest income	5,913	(2,131)	3,782	16,276	(3,766)	12,510

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$151	$(112)	$39	$492	$(274)	$218
Certificates and other time deposits	260	(233)	27	717	(1,179)	(462)
Securities sold under agreements to repurchase	1	-	1	2	(3)	(1)
Other borrowings	110	(45)	65	68	(20)	48
Total increase (decrease) in interest expense	522	(390)	132	1,279	(1,476)	(197)
Increase (decrease) in net interest income	$5,391	$(1,741)	$3,650	$14,997	$(2,290)	$12,707

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2015 was $20.7 million, representing 1.05% of total loans as of such date.

We recorded $3.1 million in provision for loan losses for the three months ended September 30, 2015 compared with $220 thousand in provision for the same period in 2014. This increase was largely due to an increase in specific reserve primarily related to an E&P credit relationship. Net charge-offs for the three months ended September 30, 2015 were $622 thousand compared with net charge offs of $663 thousand for the three months ended September 30, 2014. This decrease reflected an increase in gross charge-offs from $681 thousand to $1.0 million for the three months ended September 30, 2015 and 2014, respectively, and an increase in recoveries from $18 thousand to $412 thousand for the three months ended September 30, 2015 and 2014, respectively.  The increases in recoveries is due to ongoing collection efforts on previously charged-off loans.

The provision for loan losses for the nine months ended September 30, 2015 million was $5.4 million compared with $1.4 million for the same period in 2014. Net charge offs for the nine months ended September 30, 2015 were $245 thousand compared with net charge-offs $2.5 million for the nine months ended September 30, 2014. This decrease reflected a decrease in gross charge-offs from $3.3 million to $2.5 million for the nine months ended September 30, 2015 and 2014, respectively, and an increase in recoveries from $712 thousand to $2.2 million for the nine months ended September 30, 2015 and 2014, respectively.  The increases in recoveries is due to ongoing collection efforts on previously charged-off loans.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended September 30, 2015, noninterest income totaled $2.9 million, an increase of $537 thousand or 23.0% compared with the three months ended September 30, 2014. This increase was primarily due to the acquired SharePlus operations and increase in customer service fees and loan fees.

For the nine months ended September 30, 2015, noninterest income totaled $7.9 million, an increase of $2.0 million or 33.7% compared with the nine months ended September 30, 2014. This increase was primarily due to increased customer service fees, increased loan fees and gains on sale of the guaranteed portion of certain loans as well as the gain on sale of loans held-for-sale.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Customer service fees	$867	$694	$2,647	$1,859
Loan fees	680	422	1,722	1,434
Gain on sale of guaranteed portion of loans	908	1,050	2,513	2,273
Gain on sale of loans held-for-sale, net	113	-	345	-
Other	303	168	684	353
Total noninterest income	$2,871	$2,334	$7,911	$5,919

Noninterest Expense

For the three months ended September 30, 2015, noninterest expense totaled $14.4 million, an increase of $1.8 million or 14.4% compared with the three months ended September 30, 2014.  The increase was due to a $379 thousand increase of one-time acquisition expenses.  In addition, the increase was due to a $372 thousand increase in professional and regulatory fees; a $255 thousand increase in real estate acquired by foreclosure; a $234 thousand increase in data processing; and a $133 thousand increase in salaries and employee benefits.  Factors contributing to the increase include recurring expenses related to the SharePlus acquisition and related to being a public company.

For the nine months ended September 30, 2015, noninterest expense totaled $44.7 million, an increase of $10.2 million or 29.4% compared with the nine months ended September 30, 2014.  This increase was primarily due to a $3.7 million increase in salaries and employee benefits resulting from increased staffing principally due to the SharePlus acquisition and increased compensation due to our portfolio banker compensation program and general merit compensation increases; a $2.1 million increase in one-time acquisition expenses; a $1.2 million increase in professional and regulatory fees; a $913 thousand increase in occupancy; a $666 thousand increase in data processing; and  a $418 thousand increase in real estate acquired by foreclosure due to write-downs.  Factors contributing to the increases include recurring expenses related to the SharePlus acquisition and related to being a public company.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Salaries and employee benefits (1)	$8,562	$8,131	$26,197	$22,211
Non-staff expenses:
Occupancy	1,332	1,138	4,354	3,443
Professional and regulatory fees	1,988	1,488	7,060	4,035
Data processing	610	403	1,837	1,180
Software license and maintenance	352	350	1,106	1,006
Marketing	160	191	460	559
Loan related	185	101	557	303
Real estate acquired by foreclosure, net	339	85	734	316
Other	844	673	2,401	1,500
Total noninterest expense	$14,372	$12,560	$44,706	$34,553

(1)

Total salaries and employee benefits include stock based compensation expense of $2 thousand and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $569 thousand and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 59.8% for the three months ended September 30, 2015, compared with 63.3% for the three months ended September 30, 2014.  The decrease was primarily due to increased net interest income and noninterest income.    Our efficiency ratio was 63.4% and 61.9% for the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

Income tax expense decreased $5 thousand, or 0.2% to $2.5 million for the three months ended September 30, 2015, compared with $2.5 million for the same period in 2014. The decrease was primarily attributable to lower pre-tax earnings for the three months ended September 30, 2015 compared with the same period in 2014.  For the nine months ended September 30, 2015, income tax expense was $7.6 million, an increase of $454.0 thousand or 6.4%, compared with $7.1 million for the same period in 2014.  The increase was primarily attributable to higher pre-tax net earnings for the nine months ended September 30, 2015 compared with the same period in 2014. The effective income tax rate for the three months ended September 30, 2015 and 2014 was 38% and 36%, respectively. The effective income tax rate for the nine months ended months ended September 30, 2015 and 2014 was 37% and 36%, respectively.

Financial Condition

Loan Portfolio

At September 30, 2015, total loans held for investment were $2.0 billion, an increase of $183.1 million or 10.2% compared with December 31, 2014. This increase was primarily due to the SharePlus acquisition, continued opportunities for our portfolio bankers to generate new loans and expand existing relationships within our target markets, and increased mortgage warehouse volume. Our total loans held for sale were $192 million at September 30, 2015 and $573 thousand at December 31, 2014.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	September 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial & industrial	$820,337	41.4%	$788,410	43.8%
Real Estate:
Owner occupied commercial real estate	183,224	9.2	163,592	9.1
Commercial real estate	483,628	24.4	339,006	18.8
Construction, land & land development	252,206	12.7	240,666	13.4
Residential mortgage	230,796	11.7	257,066	14.3
Consumer and Other	12,089	0.6	10,415	0.6
Total loans held for investment	$1,982,280	100.0%	$1,799,155	100.0%

Total loans held for sale	$192	100.0%	$573	100.0%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $34.7 million in nonperforming loans at September 30, 2015, compared with $7.1 million at December 31, 2014. The ratio of nonperforming loans to total loans was 1.75% at September 30, 2015 compared with 0.40% at December 31, 2014.

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

The following table presents information regarding nonperforming loans at the dates indicated:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$22,762	$2,127
Accruing loans 90 or more days past due	4,233	16
Restructured loans—nonaccrual	1,623	2,717
Restructured loans—accrual	6,048	2,257
Total nonperforming loans	$34,666	$7,117

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2015 was $20.7 million, representing 1.05% of total loans, compared with $15.6 million, or 0.87% of total loans, at December 31, 2014. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)

Average loans outstanding (1)	$1,845,420	$1,419,540
Total loans outstanding at end of period (1)	1,982,280	1,504,998
Allowance for loan losses at beginning of period	15,605	16,361
Provision for loan losses	5,364	1,443
Charge-offs:
Commercial and industrial	(2,285)	(1,967)
Residential mortgage	(41)	-
Consumer and Other	(129)	(1,287)
Total charge-offs	(2,455)	(3,254)
Recoveries:
Commercial and industrial	2,091	65
Owner occupied commercial real estate	-	14
Commercial real estate	76	1
Residential mortgage	22	15
Consumer and Other	21	617
Total recoveries	2,210	712
Net recoveries (charge-offs)	(245)	(2,542)
Allowance for loan losses at end of period	$20,724	$15,262

Ratio of allowance to end of period loans	1.05%	1.01%
Ratio of net recoveries (charge-offs) to average loans	(0.01)%	(0.18)%

(1)	Excluding loans held for sale

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2015, the carrying amount of investment securities totaled $249.6 million, an increase of $11.3 million or 4.7% compared with $238.3 million at December 31, 2014. At September 30, 2015, securities represented 10.3% of total assets compared with 10.8% at December 31, 2014.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$95,055	$101	$(3)	$95,153
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	81,890	2,106	(16)	83,980
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	25,827	79	(159)	25,747
Total	$202,772	$2,286	$(178)	$204,880

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,053	$421	$(112)	$16,362
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,625	99	(185)	28,539
Total	$44,678	$520	$(297)	$44,901

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of September 30, 2015, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first nine months of 2015 or the 2014 fiscal year.

Deposits

Total deposits at September 30, 2015 were $1.9 billion, an increase of $95.4 million or 5.2% compared to $1.8 billion at December 31, 2014, due primarily to an increase in noninterest bearing demand deposits of $67.2 million. Noninterest bearing deposits at September 30, 2015 were $499.1 million compared with $431.9 million at December 31, 2014, an increase of $67.2 million or 15.5%. Interest bearing deposits at September 30, 2015 were $1.4 billion an increase of $28.3 million or 2.0% compared with December 31, 2014.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30,
	2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$117,085	(1.44)%	$77,285	0.21%
Money market and savings deposits	660,353	0.40	537,146	0.43
Certificates and other time deposits	650,959	0.97	572,010	1.21
Total interest-bearing deposits	$1,428,397	0.64	$1,186,441	0.79
Noninterest-bearing deposits	468,119	-	323,180	-
Total deposits	$1,896,516	0.48%	$1,509,621	0.62%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$158,893	$47,586
Repurchase agreements	3,080	4,605
Total	$161,973	$52,191

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2015 and December 31, 2014, total unused borrowing capacity of $312.3 million and $367.2 million, respectively, was available under this arrangement. At September 30, 2015,  $158.9 million  was outstanding with an average interest rate of 0.20% and maturity within eight years. At December 31, 2014,  $47.6 million was outstanding with an average interest rate of 0.25% and all of the Company’s FHLB advances mature within one year. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At September 30, 2015 and December 31, 2014,  $352.9 million and $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of September 30, 2015 and December 31, 2014, there were no federal funds purchased outstanding.

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the nine months ended September 30, 2015 and the 2014 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of September 30, 2015, we had outstanding $502.6 million in commitments to extend credit and $12.5 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of September 30, 2015, we had cash and cash equivalents of $96.5 million, an increase of $27.5 million compared with $68.9 million as of December 31, 2014.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2015 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits and noncancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts.

	September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$421,395	$201,362	$26,325	$-	$649,082
Federal Home Loan Bank advances	156,341	2,122	94	532	159,089
Operating leases	1,270	2,209	1,265	1,819	6,563
Total	$579,006	$205,693	$27,684	$2,351	$814,734

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	September 30, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$178,607	$187,209	$51,512	$85,250	$502,578
Standby and commercial letters of credit	4,527	7,162	-	800	12,489
Total	$183,134	$194,371	$51,512	$86,050	$515,067

Capital Resources

Total shareholders’ equity was $303.2 million at September 30, 2015, an increase of $14.8 million or 5.1% compared with $288.4 million at December 31, 2014. The increase was the result of retained earnings of $12.9 million for the nine month period, proceeds from the exercise of stock options and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of September 30, 2015 and December 31, 2014 to the minimum and well capitalized regulatory standards:

	September 30, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$291,049	13.1%	$177,209	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	270,130	12.2	132,906	6.0	N/A	N/A
Common equity tier 1 capital(3)	270,130	12.2	99,680	4.5	N/A	N/A
Tier I capital (to average assets)	270,130	11.4	94,492	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$282,384	12.8%	$177,020	8.0%	$221,275	10.0%
Tier 1 capital (to risk weighted assets)	261,465	11.8	132,765	6.0	177,020	8.0
Common equity tier 1 capital(3)	261,465	11.8	99,574	4.5	143,829	6.5
Tier I capital (to average assets)	261,465	11.1	94,235	4.0	117,794	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1, 2015.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014 and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 10, 2015.

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

*      Filed with this Quarterly Report on Form 10-Q

**    Furnished with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: November 13, 2015	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: November 13, 2015	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer