Form 10-K
period 2015-12-31
Green Bancorp, Inc.
filed 2016-03-30
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File Number: 001-36580

Green Bancorp, Inc.

(Exact name of registrant as specified in its charter)

TEXAS (State or other jurisdiction of incorporation or organization)	42-1631980 (I.R.S. Employer Identification No.)
4000 Greenbriar Houston, Texas (Address of principal executive offices)	77098 (Zip Code)

Registrant’s telephone number, including area code: (713) 275 – 8220

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on which Registered NASDAQ Stock Market, Inc., Global Select Market System

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2015 was approximately $312.9 million.

As of March 28, 2016, there were 34,788,464 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2015, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GREEN BANCORP, INC. AND SUBSIDIARIES

2015 ANNUAL REPORT ON FORM 10-K

PART I.

ITEM 1. BUSINESS

Except where the context otherwise requires or where otherwise indicated, in this Annual Report on Form 10-K the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and subsidiaries, and the term “Bank” refers to Green Bank, N.A., a national banking association. In this Annual Report on Form 10-K, we refer to the Houston—Sugar Land—Baytown and Dallas—Fort Worth—Arlington metropolitan statistical areas as the Houston and Dallas MSAs.

Our Company

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twenty-two full service branches in the Houston and Dallas MSAs and other markets. The Houston and Dallas MSAs are our target markets, and we believe their growing economies and attractive demographics, together with our scalable platform, provide us with opportunities for long‑term and sustainable growth. Our emphasis is on continuing to expand our existing business by executing on our proven portfolio banker driven business model as well as pursuing select strategic acquisitions and attracting additional talented bankers. As of December 31, 2015, we had consolidated total assets of $3.8 billion, total loans of $3.1 billion (of which $1.9 billion were originated by us and $1.2 billion were acquired), total deposits of $3.1 billion and total shareholders’ equity of $429.4 million.

Our stock is traded on the NASDAQ under the symbol “GNBC”.

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

We have experienced significant growth since commencing operations, while maintaining what we believe to be a healthy balance sheet. During the period from December 31, 2011 through December 31, 2015, we experienced a 37% compounded annual growth rate in total loans and a 28% compounded annual growth rate in total deposits, while extending our branch footprint from eleven to twenty-two locations and expanding our team of portfolio bankers from 38 to 63. Our scale has allowed us to leverage our infrastructure to operate our business more efficiently as evidenced by the decrease in our efficiency ratio from 72.0% for the year ended December 31, 2011 to 60.3% for the year ended December 31, 2015, while our total assets grew from $1.3 billion to $3.8 billion as of December 31, 2011 and 2015, respectively. We have also increased our net income from $1.0 million in 2011 to net income of $15.4 million in 2015, while preserving a strong credit culture and conservative risk profile.

Loans (Dollars in millions)	Deposits (Dollars in millions)

Net income (Dollars in thousands)	Return on Average Assets

Following our acquisition of Redstone Bank, we have supplemented our organic growth and increased our total deposits by successfully completing and integrating the following acquisitions:

•OneWest: one branch of OneWest Bank located in the Dallas MSA with $188.4 million in total deposits, acquired in October 2010;

•Main Street: three branches of Main Street Bank located in the Houston MSA with $167.7 million in total deposits and $12.7 million in loans, acquired in October 2011;

•Opportunity: Opportunity Bancshares, Inc. and its subsidiary, Opportunity Bank, with one branch located in the Dallas MSA, $44.1 million in total deposits and $25.6 million in total loans, acquired in May 2012; and

•SharePlus: SP Bancorp, Inc. and its subsidiary, SharePlus Bank (together “SharePlus”), with three branches located in the Dallas MSA and one in Louisville MSA, $270.0 million in deposits and $251.2 million in loans, acquired in October 2014.

•Patriot:  Patriot Bancshares, Inc. (“Patriot”) and its subsidiary, Patriot Bank, with six branches located in the Houston MSA, two branches located in the Dallas MSA, one branch in Fannin County, Texas, $1.1 billion in deposits and $1.1 billion in loans, acquired in October 2015.

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

Our Strategy

Our goal is to be a leading provider of personalized commercial and private banking services to Texas businesses, entrepreneurs and individuals while capitalizing on the vibrant and growing economies of our target markets. We have made the strategic decision to focus on the Houston and Dallas MSAs because we believe these markets offer a compelling combination of economic growth, favorable demographics and desirable prospective customers.

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

Our target commercial customers include Texas based small and medium‑sized businesses in the manufacturing, distribution and supply sectors, as well as real estate investors, mortgage originators and professional firms. We offer a wide variety of banking products and services, including loans, deposit products, including demand, savings, money market and time accounts, treasury management services, an interest rate swap program and a full suite of online banking solutions. We also seek to attract traditional retail customers and to generate retail business from mass affluent individuals with the capacity to maintain significant deposit balances with us through a combination of diverse product offerings with attractive rates, convenient branch locations and personalized service.

As a significant portion of our historical growth has occurred in a low interest rate environment, a key aspect of our strategy has been the maintenance of an asset‑sensitive balance sheet that we believe will produce increased net interest income if market interest rates rise. As of December 31, 2015,  77.6% of our total loans were comprised of floating‑rate loans, which may be subject to changes in yield as the interest rate environment changes. Our loan portfolio has grown to $3.1 billion as of December 31, 2015 from $891.5 million as of December 31, 2011, as a result of loans acquired and originated by us during that period.

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

•providing a wide range of credit product offerings, including commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit, residential real estate loans, home equity loans, home equity lines of credit (“HELOCs”), installment loans, unsecured and secured personal lines of credit and overdraft protection; and

•adhering to our disciplined and sophisticated underwriting process and a portfolio banking based loan servicing model to maintain strong credit metrics and a conservative risk profile.

Strategic Acquisitions.  We intend to supplement our organic growth by executing a disciplined acquisition strategy:

•focusing on targets with a quality loan and deposit customer base and attractive branch locations in the Houston and Dallas MSAs that possess favorable market share, low cost deposit funding, compelling noninterest income generating businesses and other unique and attractive characteristics;

•leveraging our reputation as an experienced acquirer of banks, recognizing many banks in our target markets face scale and operational challenges, regulatory burdens, management succession issues or shareholder liquidity expectations; and

•pursuing those transactions that we expect will produce attractive risk‑adjusted returns for our shareholders.

Recent Acquisitions

Patriot Bancshares, Inc. - On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank with and into the Bank (collectively, the “Patriot acquisition”). Patriot, headquartered in Houston, TX, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million. Under the terms of the merger agreement, we issued 10.4 million shares of the Company’s common stock, with a total fair value of $123.7 million based on the closing price on October 1, 2015 of $11.85, for all outstanding shares of Patriot common stock, including the converted Series D and Series F preferred stock.  In addition, Patriot’s $27.3 million Series B and Series C preferred stock were redeemed in connection with the closing.  Consistent with the Company’s strategy, the primary reasons for the Patriot acquisition were to enhance market share in Houston and Dallas, and improve profitability through cost savings and revenue synergies.

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of December 31, 2015.  These goodwill, core deposit intangible and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.

Our Competitive Strengths

We believe the following competitive strengths will allow us to capitalize on our substantial market opportunity and achieve our business goals:

Well‑positioned within attractive major metropolitan markets in Texas.  We are one of the few Texas based banking franchises focused primarily on the major metropolitan markets in the state with a presence in each of the Houston and Dallas MSAs. Substantially all of our branches are strategically located within these markets in areas that we consider to be among the most attractive in terms of serving existing and attracting new customers. We believe our model will allow us to continue to capitalize on the favorable demographic and commercial characteristics of our economically robust target markets. Within these markets, we target commercial customers with annual revenues between $5 and $150 million, and we believe that we offer customers of this size a greater level of attention than our larger competitors while providing access to a broad range of sophisticated banking products that cannot be matched by most community banks. There are numerous businesses located in the markets we serve meeting this profile and we believe that we are well‑positioned to attract these target customers relative to our competitors as a result of our extensive local knowledge, broad service offerings and portfolio banking model.

Scalable portfolio banking and operational platforms with the capacity to generate and accommodate significant organic growth.  Our management team has built a capable and knowledgeable staff and made significant investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth, while also improving operational efficiencies. As a result of the personalized nature of our portfolio banking model, we generally expect that it will take up to five years for our portfolio bankers to reach full capacity in terms of customer relationships and profitability. As of December 31, 2015, the average Green Bank tenure across our team of portfolio bankers was approximately three years, and we believe that our current team has the capacity to grow loans, deposits and fee income without significant additional overhead expense. Furthermore, we believe that our scalable credit, operational, technology and governance infrastructure will continue to allow us to efficiently and effectively manage the growth driven by our strategies. For example, our efficiency ratio has decreased from 72.0% for the year ended December 31, 2011 to 60.3% for the year ended December 31, 2015, while our total assets grew from $1.3 billion to $3.8 billion as of December 31, 2011 and 2015, respectively.

Disciplined and sophisticated credit governance process.  Our approach to credit risk management balances well‑defined credit policies, disciplined underwriting criteria and ongoing risk monitoring and review processes with our portfolio banking model which demands that we respond promptly to our customers’ needs. Our processes emphasize early‑stage review of loans and regular credit evaluations, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our portfolio bankers. This balanced team approach has augmented our ability to identify potential problem loans early and has allowed us to maintain strong credit metrics while executing our growth strategy. In addition, we believe our nimble and responsive credit culture and underwriting process will help us to attract and retain experienced bankers who are eager to be more responsive to customers’ credit requests.

Experienced acquirer and integrator of financial institutions.  We have developed a proven platform to identify acquisition candidates, conduct comprehensive due diligence, model financial expectations, and effectively consummate the transaction and integrate the acquired institution into our scalable infrastructure and achieve synergies. Since completing a successful capital raise in 2010, we have completed five M&A transactions. In addition, members of our senior management team have successfully led over 30 bank merger and acquisition transactions since the mid‑1980s, including public company transactions. There are approximately 450 banks headquartered in Texas, approximately 109 of which are headquartered in our target markets. Of these 109 banks, 48 reported total assets between $200 million and $2.5 billion as of December 31, 2015. These banks provide us with opportunities to selectively pursue strategic transactions that meet our stringent financial, cultural and risk criteria to support our continued growth. While we have no current plans, arrangements or understandings to make any acquisitions, at any given time we may be evaluating other acquisition candidates and may enter into one or more letters of intent. We cannot assure you if or when we will announce any such transaction.

Strong and experienced management team.  We are managed by a team of banking executives with complementary experience and personal attributes who have a history of managing large teams, leading acquisition and divestiture projects and managing significant growth in diverse markets and economic climates. Our four executive management team members are career bankers and each has over 30 years of banking experience, including significant experience within large, nationally recognized financial institutions. As a result, our executive management team has substantial expertise with numerous sophisticated banking products, extensive knowledge of the bank regulatory landscape, significant experience throughout numerous interest rate and credit cycles and a range of experience with banks of all sizes. We believe that this varied experience has resulted in a diverse and adaptive culture that enhances our ability to attract driven, entrepreneurial bankers as well as seasoned and capable credit professionals.

Our Banking Services

The following is a general discussion of our major types of business activities:

Lending Activities

We offer a variety of loans, including commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products to national and regional companies, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit. Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Houston and Dallas MSAs and Austin, Louisville and Honey Grove.

At December 31, 2015, we had total loans of $3.1 billion, representing 82.7% of our total assets. Our loan portfolio consisted of the following as of December 31, 2015:

	Originated	Acquired	Total	Percentage of Total

	(Dollars in thousands)

Commercial & industrial	$850,048	$356,404	$1,206,452	38.5%
Owner occupied commercial real estate	188,908	164,981	353,889	11.3
Commercial real estate	521,887	382,228	904,115	28.9
Construction, land & land development	242,611	116,202	358,813	11.5
Residential mortgage	120,260	173,223	293,483	9.4
Consumer and other	9,843	4,074	13,917	0.4
Total loans held for investment	$1,933,557	$1,197,112	$3,130,669	100.0%

As of December 31, 2015, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $274.3 million, or 8.8% of total loans, and $508.8 million, or 16.3% of total loans, respectively. See “Risk Factors—Risk Related to Our Business—We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.”

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

The Bank’s legal lending limit as of December 31, 2015 on loans to a single borrower was approximately $56.5 million. However, we maintain an in‑house, board‑approved “hold” limit for loans to a single borrower. Currently, mortgage‑warehouse loans are subject to a $25.0 million hold limit and all other products and businesses are subject to a $20.0 million hold limit. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

Our loan policies provide general guidelines for loan‑to‑value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan‑to‑value limitations follow limits established by applicable law.

Loan Types.  We provide commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products to national and regional companies, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. The types of loans we make to consumers include residential real estate loans, home equity loans, HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit. Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Houston and Dallas MSAs and Austin, Louisville and Honey Grove.

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. Our target commercial customers include Texas based small and medium-sized businesses in the manufacturing, distribution, supply sectors, as well as mortgage originators and professional firms. As of December 31, 2015, our energy related service industry exposure was $161.8 million or 5.2% of our total funded loans.

We take as collateral a lien on general business assets including, among other things, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate commercial and industrial loan maturities are generally short‑term, with three‑to‑five year maturities, or include periodic interest rate resets. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained. As of December 31, 2015, we had $56.4 million of commercial and industrial loans due after five years, comprised of loans with government guarantees and a small number of syndicated loans and corporate borrowers. These loans had a weighted average maturity of approximately seven years.

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

Mortgage Warehouse Loans.  As part of our commercial and industrial loan portfolio, our mortgage warehouse finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment. At December 31, 2015, mortgage finance loans totaled approximately $182.7 million, approximately 5.8% of our total funded loans.

Reserve‑based Energy Loans.  As part of our commercial and industrial loan portfolio, we have made reserve‑based energy loans to small and medium‑sized independent oil and gas producers who derive a majority of their revenues from the sale of oil and gas products and whose credit needs require a technical evaluation of oil and gas reserves.  In the fourth quarter of 2015 management made the decision to deemphasize new reserve based lending to oil and gas producers and we are focusing on reducing our exposure to this lending sector. The primary collateral for reserve‑based loans are the borrower’s interests in oil and gas leases and related facilities, the majority of which are proven developed producing properties. Collateral is evaluated on a case‑by‑case basis by a third‑party petroleum engineer. In order to determine the collateral value and derive the appropriate loan structure, loans require an engineering evaluation of property value and cash flow no less frequently than semi‑annually. We formulate a borrowing base or loan amount and an appropriate amortization, when applicable, taking into account factors such as overall financial capacity of the borrower and secondary sources of repayment and whether the cash flow will amortize the loan within safe margins. Our reserve‑based energy loans generally have variable interest rates and terms that typically range from one to two years. As of December 31, 2015, we had $130.8 million of reserve‑based energy loans outstanding, approximately 4.2% of our total funded loans.

Payments on loans secured by oil and gas reserves are generally dependent on the borrower’s ability to economically extract, transport and sell the underlying oil and/or gas. Accordingly, repayment of these loans may be subject to adverse developments in commodity prices and the local, national and global economy to a greater extent than other types of loans. Commodity prices can be unpredictable and fluctuations may cause upstream borrower profitability and/or liquidity to change rapidly.  Falling commodity prices and resultant drop in revenues can lead to reduced borrowing bases and over-advances at redetermination.  With a prolonged downturn in commodity prices, borrowers may need to negotiate covenant waivers or longer-term loan amendments.  Borrowers’ access to capital may also be diminished in a prolonged downturn.  In underwriting reserve‑based energy loans, we seek to minimize these risks in a variety of ways, including by lending only to borrowers with a proven track record and who measurably possess the capacity, with emphasis on cash flow, to repay the loan. Although an evaluation of the oil and gas collateral typically is the basis for the capacity portion of the lending decision, the borrower’s future cash flow position is critical in understanding the risk profile of the transaction as is complete knowledge of the purpose of the loan, the income and expense sources, and the complete financial obligations of the borrower.

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

Construction, Land and Land Development Loans.  We make loans to finance the construction of residential and non‑residential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above also are used in our construction lending activities. Our construction loans generally have terms that typically range from three to five years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor and generally utilize a one‑ to three‑year interest‑only period during development/construction followed by a two‑ to five‑year period requiring amortization or in some cases principal curtailments. Our policy requires all commercial real estate loans with an initial maturity in excess of three years (other than construction and development loans) to have principal amortization at least sufficient to repay the loan on a 25 year schedule. We offer an owner‑occupied commercial real estate loan product, which includes construction financing, with terms up to 20 years. As of December 31, 2015,  we had approximately $62.5 million of construction, land and development loans due after five years, with a weighted average maturity of nine years.

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

Residential Mortgage Loans. Through a third-party mortgage lender, we refer residential real estate loans primarily collateralized by owner occupied properties located in our market areas.  Within this referral relationship, there are a variety of mortgage loan products which include conventional, FHA, VA, fixed and variable rate mortgages, with amortization periods up to 30 years.  Typically, the mortgage vendor sells the closed mortgage loan in the secondary market.  The Bank is also approved as an investor for a specific ARM mortgage product being offered.  Home equity loans are also being referred to the same mortgage relationship.  HELOCs are being offered directly by the Bank and are limited to a combined loan-to-value ratio of 80%, including the subordinate lien.

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

We actively pursue commercial deposit accounts that will benefit from the utilization of our treasury management services. This line of business provided $319.1 million in commercial demand deposit accounts as of December 31, 2015.

We have developed a specialty in providing depository services to Texas based municipal utility districts and other public entities. These deposits are generally insured time and money market deposits with some customers utilizing FHLB letters of credit to secure the uninsured portion of deposits greater than $250,000. This line of business provided $167.0 million in time and $12.1 million in money market deposit funding with $142.1 million in pledged letters of credit as of December 31, 2015.

We offer a money market account for financial institutions which generally pays a rate slightly above alternative rates available from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) Banks or correspondent banks through traditional federal funds. This product is marketed by specialty bankers specifically focused on this line of business, and provided $223.5 million in money market account funding as of December 31, 2015.

In addition, we provide enhanced depository services, including customized reporting, for trustees appointed by the U.S. Bankruptcy Court. These deposits are generally demand deposits with a portion of our securities portfolio pledged to the uninsured portion of single debtor accounts exceeding the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. This line of business provided $88.0 million in demand deposit funding in 1,500 separate accounts with $96.9 million in securities pledged as of December 31, 2015.

Other Products and Services

We offer banking products and services that are attractively priced and easily understood by the customer, with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, as well as extended drive‑through hours, ATMs, Bank at Work and banking by telephone, mail and personal appointment. We also offer debit cards, night depository, direct deposit, cashier’s checks and letters of credit, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services.

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

Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into an interest rate swap contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” interest rate swap contract with a correspondent bank counterparty. The two interest rate swaps are carried at market value with changes in value offsetting. We carried $115.5 million in notional value customer interest rate swaps and $115.5 million notional value interest rate swaps outstanding with correspondent bank counterparties as of December 31, 2015.

Our Market Areas

We believe that a key factor contributing to our ability to achieve our business objectives and to create shareholder value is the attractiveness of the Texas market, including the favorable demographic and economic characteristics of our target markets within Texas.

Our primary markets are the Houston and Dallas MSAs and other markets, which we consider to be among the most attractive markets in the United States. The table below summarizes certain key demographic information relating to our target markets and our presence within these markets:

	Number of Branches	Number of Portfolio Bankers	Total Loans	Total Deposits	2016 Total Population(1)	2016 - 2021 Projected Population Growth(1)	2016 - 2021 Projected Household Income Growth(1)

	(Dollars in millions)
Houston MSA	11	35	$2,072.7	$2,067.0	6,677,340	8.48%	9.69%
Dallas MSA	8	26	897.4	873.5	7,125,239	7.72	8.67
Other markets	3	2	160.6	160.2
Texas					27,611,503	7.18	9.67
United States					322,431,073	3.69	7.77

(1)According to SNL Financial.

Houston.  Houston ranks third in the nation as a home to Fortune 500 company headquarters, including Phillips 66, ConocoPhillips, Enterprise Products Partners, Sysco and Halliburton, along with the Texas Medical Center, which is the largest health complex in the world, and benefits from a vibrant and diverse economy. The Houston MSA is the fifth largest in the country and the city of Houston is the fourth most populous city in the United States, according to 2014 U.S. Census Bureau estimates. The Houston MSA was one of the nation’s 12 largest MSAs which experienced over-the-year job growth during the 12 months ended September 2015, according to the U.S. Bureau of Labor Statistics.

Dallas.  Dallas ranks fourth in the nation as a home to Fortune 500 company headquarters, including AT&T, Exxon Mobil, Energy Transfer Equity, Southwest Airlines and Texas Instruments. The Toyota Motor Company is currently in the process of relocating its North America headquarters to Plano and the new facility is expected to be completed by early 2017.  The Dallas MSA is the fourth largest in the country and the city of Dallas is the ninth most populous city in the United States, according to 2014 U.S. Census Bureau estimates. The Dallas MSA ranked third in the both the rate of job growth and in the number of jobs added among the nation’s 12 most populous MSAs during the 12 months ended October 2015, according to the U.S. Bureau of Labor Statistics.

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

As of December 31, 2015, the book value of our investment portfolio totaled $318.2 million, with an average yield of 1.31% and an estimated duration of approximately 3.2 years.

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

Information Technology Systems

We have recently made and continue to make significant investments in our information technology systems for our banking and lending operations and treasury management activities. We believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We outsource our core data and item processing services to a nationally recognized bank software vendor, and use the vendor’s primary system which has the capability of serving our primary data processing needs well beyond the $5 billion total assets size range.

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

Our Employees

As of December 31, 2015, we had 353 full time employees and no part‑time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

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

The Volcker Rule

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds.  Since neither the Company not the Bank engages in the types of trading or investing covered by the Volker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

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

The Federal Reserve has established risk‑based and leverage capital guidelines for BHCs, including the Company. The OCC has established substantially similar risk‑based and leverage capital guidelines applicable to national banks, including the Bank. The risk‑based capital guidelines in effect as of December 31, 2014, commonly referred to as “Basel I,” were based upon the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the U.S. federal banking agencies. The federal banking agencies subsequently adopted separate risk‑based capital guidelines for so‑called “core banks” based upon the Revised Framework for the International Convergence of Capital Measurement and Capital Standards (“Basel II”) issued by the Basel Committee in November 2005. The revised comprehensive capital framework referred to as “Basel III” became effective January 1, 2015.  Prior to January 1, 2015 the Basel I Capital Rules applied to the Company and the Bank.

Basel I.   Under Basel I, the minimum ratio of total capital to risk‑weighted assets (which are primarily the credit risk equivalents of balance sheet assets and certain off‑balance sheet items such as standby letters of credit) was 8%. At least half of total capital must have been composed of tier 1 capital, which includes common shareholders’ equity (including retained earnings), qualifying non‑cumulative perpetual preferred stock (and, for BHCs only, a limited amount of qualifying cumulative perpetual preferred stock and a limited amount of trust preferred securities), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill, other disallowed intangibles and disallowed deferred tax assets, among other items. The Federal Reserve also has adopted a minimum leverage ratio requiring tier 1 capital of at least 4.0% of average quarterly total consolidated assets (as defined for regulatory purposes), net of goodwill and certain other intangible assets for all but the most highly rated BHCs.

The federal banking agencies have also established risk‑based and leverage capital guidelines that FDIC‑insured depository institutions are required to meet. These regulations are generally similar to those established by the Federal Reserve for bank holding companies.

Basel II.  Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of “core” banking organizations that are be required to use the advanced approaches under Basel II for calculating risk‑based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and the Bank are not among the core banking organizations required to use Basel II advanced approaches.

Basel III.  On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, known as Basel III. The Basel III calibration and phase‑in arrangements were previously endorsed by the Seoul G20 Leaders Summit in November 2010, and are subject to individual adoption by member nations, including the United States. Under these standards, when fully phased‑in on January 1, 2019, banking institutions will be required to satisfy three risk‑based capital ratios:

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

US Implementation of Basel III – Became effective January 1, 2015.  In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk‑based and leverage capital requirements and their method for calculating risk‑weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd‑Frank Act. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, under the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.  While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all banking organizations, including the Company and the Bank.

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

At December 31, 2015, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk.  The following is a description of the material risks and uncertainties that we believe affect our business and an investment in our common stock.  Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.

Risks Related to Our Business

We conduct our operations almost exclusively in Texas which imposes risks and may magnify the consequences of any regional or local economic downturn affecting Texas, including any downturn in the energy, technology or real estate sectors.

We conduct our operations almost exclusively in Texas and, as of December 31, 2015, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non‑performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. While Texas fared well through the Great Recession, if prolonged, the recent decline in oil prices may negatively impact economic conditions in these areas. Any regional or local economic downturn that affects Texas, our existing or prospective borrowers, or property values in our market areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. As of December 31, 2015,  our energy reserve exposure was 4.2% and our energy related service industry exposure was  5.2%  of our total funded loans. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $53 as of December 31, 2014 and approximately $98 as of December 31,

2013. While many of our customers have hedged their exposure to oil price changes in the near term, if oil prices remain at these low levels for an extended period, we could experience increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.

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

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our industry and markets. Although U.S. economic conditions have improved in recent years, financial institutions continue to be affected by volatility in the real estate market in some parts of the country and uncertain regulatory and interest rate conditions. We retain direct exposure to the residential and commercial real estate markets in Texas and are affected by these events.

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

While economic conditions in the U.S. continue to show signs of recovery, there can be no assurance that these conditions will continue to improve. Although real estate markets have stabilized in portions of the U.S., a resumption of declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2015,  $1.2 billion, or 38.5% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2015,  $1.3 billion, or 40.2% of our total loans, was comprised of commercial real estate loans (including owner occupied commercial real estate loans) and $358.8 million, or 11.5% of our total loans, was comprised of real estate construction loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non‑owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2015,  $1.9 billion, or 61.0% of our total loans, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

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

As of December 31, 2015, our allowance for loan losses was 1.05% of our total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non‑accrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge‑offs. These adjustments may adversely affect our business, financial condition and results of operations.

We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, and at December 31, 2015, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $274.3 million, or 8.8% of total loans and $508.8 million, or 16.3% of total loans, respectively. At such date, one of these loans was classified as purchase credit impaired and none of these loans were nonperforming loans.  A high amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse impact on our business, financial condition and results of operations.

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

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate its probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining its probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time‑consuming and needs to be re‑evaluated frequently. Although we are currently required to provide an annual management assessment of the effectiveness of our internal controls over financial reporting under Section 404(a) of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) and an auditor attestation as to our internal control over financial reporting in accordance with applicable bank regulatory standards, we are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being subject to the requirements of Section 404(b) of the Sarbanes‑Oxley Act which will require, when we cease to be an emerging growth company under the JOBS Act, a report by our independent auditors assessing the effectiveness of our internal controls over financial reporting.  Our independent registered public accounting firm may not conclude that our internal controls over financial reporting are effective. No material weaknesses were identified in connection with our internal controls over financial reporting in accordance with applicable bank regulatory standards for the year ended December 31, 2015.  Going forward, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Securities and Exchange Commission (the “SEC”) for compliance with the requirements of Section 404(b) of the Sarbanes‑Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences in connection with our required submission of audited financial statements and an auditor attestation as to our internal control over financial reporting to certain of our regulators. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes‑Oxley Act, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 101.0% as of December 31, 2015), we invest a percentage of our total assets (8.4% as of December 31, 2015) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2015, the book value of our securities portfolio was $318.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other‑than‑temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2015, our goodwill totaled $85.3 million. While we have not recorded any impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of our existing goodwill, or goodwill we may acquire in the future, will not result in findings of impairment and related write‑downs, which may have a material adverse effect on our business, financial condition and results of operations.

System failure or cybersercurity breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including the systems and infrastructure of our third‑party service providers, could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, including enforcement action that could restrict our operations, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. Computer break‑ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.    While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under our cyber insurance coverage. Although we, with the help of third-party service providers, have and intend to continue to implement security technology and operational procedures to prevent such damage, there can be no assurance that these security measures will entirely mitigate these risks. In addition, advances in computer capabilities could result in a compromise or breach of the systems we and our third‑party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our business, financial condition and results of operations.

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

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Legal and regulatory proceedings could adversely affect our business, financial condition, and results of operation.

We, like all financial institutions, have been and may in the future become involved in legal and regulatory proceedings. We consider most of these proceedings to be in the normal course of business or typical for the industry. However, it is inherently difficult to assess the outcome of these matters. Any material legal or regulatory proceeding could impose substantial cost and cause management to divert its attention from our business and operations. Any adverse determination in a legal or regulatory proceeding could have a material adverse effect on our business, financial condition and results of operations.

We are subject to claims and litigation pertaining to intellectual property from time to time.

Banking and other financial services companies, such as us, rely on technology companies to provide information technology products and services necessary to support our day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of our vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to us by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, and disruptive to our operations and distracting to management. If we are found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase our operating expenses. If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

We could experience claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to our performance of its fiduciary responsibilities. Whether customer claims and legal action related to our performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability, adversely affect the market perception of us and our products and services and/or impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on our business, financial condition and results of operations.

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

There are substantial regulatory limitations on changes of control of bank holding companies.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct our management or policies without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any such purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

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

As a result of economic conditions and the enactment of the Dodd‑Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $1.6 million and $1.2 million for the years  ended December 31, 2015 and 2014, respectively, compared with $1.2 million for the year ended December 31, 2013. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

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

We are dependent upon Green Bank for cash flow, and Green Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is Green Bank. As such, we depend upon Green Bank for cash distributions (through dividends on Green Bank’s stock) that we use to pay our operating expenses, satisfy our obligations (including our senior indebtedness and subordinated debentures issued in connection with trust preferred securities. There are numerous laws and banking regulations that limit Green Bank’s ability to pay dividends to us. If Green Bank is unable to pay dividends to us,  we will not be able to satisfy our obligations. Federal and state statutes and regulations restrict Green Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that Green Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.

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

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. Our Restated Certificate of Formation (with Amendments) (“certificate of formation”) authorizes us to issue 90,000,000 shares of common stock, 36,788,464 of which was outstanding as of December 31, 2015.

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

We have adopted a Stock Repurchase Program which could have an impact upon our capital adequacy and tangible book value.

On April 30, 2015, the Company announced a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. From February 2, 2016 through February 29, 2016, we made several repurchases under the program. The repurchased shares will reduce our stockholder’s equity and, depending upon the circumstances, could have a negative effect upon our overall capital adequacy. Further, such repurchases could result in a reduction in the tangible book value per share of our common stock depending upon the price paid for the repurchased shares.

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

Investment funds affiliated with Friedman Fleischer & Lowe, LLC, Harvest Partners, LP and Pine Brook Road Partners, LLC each beneficially own approximately 13.6% of our outstanding common stock as of December 31, 2015. Each of these shareholders is currently subject to passivity commitments made to the Federal Reserve in connection with their investment in us in which they agreed not to, without the prior approval of the Federal Reserve, among other things, exercise or attempt to exercise a controlling influence over our management or policies, have or seek to have more than one representative serve on our board of directors or permit any representative to serve as the chairman of our board of directors or any committee thereof. However, subject to those commitments, each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of any one of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interest of other shareholders.

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

The holders of our subordinated debentures have rights that are senior to those of our shareholders.

As of December 31, 2015,  we had subordinated debentures with outstanding principal of $22.2 million and fair value of $13.2 million that were assumed by us in connection with an acquisition. The subsidiary trusts purchased the subordinated debentures using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The subordinated debentures are senior to our shares of common stock. As a result, we must make interest payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock; and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the common stock. Additionally, we have the right to defer periodic distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time we would be prohibited from paying dividends on our common stock. Our ability to pay the future distributions depends upon the earnings of the Bank and dividends from the Bank to us, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 4000 Greenbriar, Houston, Texas 77098. We have twenty-two full service branches in the Houston and Dallas MSAs and other markets. The following table sets forth a list of our branches and certain other properties which we own or lease as of December 31, 2015:

Houston MSA
Location	Own or Lease	Sq. Ft.
•Greenbriar Branch 4000 Greenbriar Houston, Texas 77098	Own	19,310
•Houstonian Branch 109 North Post Oak Lane, Suite 100 Houston, Texas 77024	Lease	5,736
•Tanglewood Branch 5018 San Felipe, Suite D Houston, Texas 77056	Lease	3,550
•San Felipe Branch 7500 San Felipe, Suite 125 Houston, Texas 77063	Lease	8,890
•Memorial Branch 5900 Memorial Dr., Suite 100 Houston, Texas 77007	Lease	3,000
•Katy Freeway Branch 9545 Katy Fwy, Suite 100 Houston, Texas 77024	Lease	4,055
•Woodlands Branch 1455 Research Forest Drive The Woodlands, Texas 77380	Own	7,492
•Kingwood Branch 1102 Kingwood Drive Kingwood, Texas 77339	Own	3,400
•Friendswood Branch 102 West Parkwood Friendswood, TX 77546	Lease	3,180
•Bay Area Branch 2424 Bay Area Blvd. Houston, Texas 77058	Lease	3,000
•Cleveland Branch 908 E. Houston Street Cleveland, Texas 77327	Own	7,854

Dallas MSA
Location	Own or Lease	Sq. Ft.
•Dallas Uptown Branch 2408 Cedar Springs Dallas, Texas 75201	Lease	2,703
•Midtown Branch 5580 LBJ Freeway, Suite 100 Dallas, Texas 75240	Lease	7,322
•Addison Branch 16771 Dallas Parkway Addison, Texas 75001	Own	4,100
•Dallas Preston Center Branch 4029 Northwest Highway Dallas, Texas 75225	Lease	2,274
•Richardson Branch 1301 E. Campbell Road Richardson, Texas 75081	Own	10,458

•Plano Branch 5224 W. Plano Parkway Plano, Texas 75093	Own	20,134
•Mesquite Branch 1438 Oates Drive Mesquite, Texas 75150	Lease	8,157
•Plano Legacy Branch 7701 Legacy Drive Plano, Texas 75024	Lease	1,950

Other Full Service Branches
Location	Own or Lease	Sq. Ft.
•Austin Harland Plaza Branch 1717 W. 6th Street Austin, TX 78703	Lease	4,490
HIDDEN_ROW
•Louisville Branch 1900 Colonel Sanders Lane Louisville, Kentucky 40213	Lease	660
•Honey Grove Branch 201 W. Main Street Honey Grove, Texas 75446	Own	13,860

Other
Location	Own or Lease	Sq. Ft.
•Memorial Motor Bank 8611 Memorial Drive Houston, Texas 77024	Lease	1,390
•Pepsi Cola Concierge 5600 Headquarters Drive Plano, Texas 75024	Lease	556
•Pizza Hut Concierge 7100 Corporate Drive Plano, Texas 75024	Lease	230
•YCC Concierge 5200 Commerce Crossing Drive Louisville, Kentucky 40229	Lease	660
•Brookhollow Support Services Office 2900 North Loop South Houston, Texas 77092	Lease	21,265

Our operational support functions are centralized in our Brookhollow office in Northwest Houston, which houses management and staff totaling approximately 100 people with the capacity to increase staffing within the existing space. In addition, certain credit support functions are performed out of our Richardson and Plano offices.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUTY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices

From August 8, 2014 through December 31, 2015, the Company common stock was listed for trading on the NASDAQ Global Select Market under the symbol “GNBC.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of March 28, 2016, there were 36,788,464 shares outstanding and 254 holders of record for the Company's common stock.  The number of beneficial owners is unknown to the Company at this time.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the NASDAQ Global Select Market:

	High	Low
Quarter ending March 31, 2016 (through March 28, 2016)	$10.72	$6.61

Quarter ended March 31, 2015	$12.36	$9.99
Quarter ended June 30, 2015	15.79	10.97
Quarter ended September 30, 2015	15.37	10.05
Quarter ended December 31, 2015	14.30	10.20

Quarter ended September 30, 2014 (beginning August 7, 2014)	$18.50	$16.07
Quarter ended December 31, 2014	17.50	11.95

Prior to August 8, 2014, there was no established public trading market for the Company common stock, and the Company was not aware of any trades or transactions in its common stock that occurred in the period from January 1, 2014 to August 7, 2014.

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

In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debentures underlying our trust preferred securities. If required payments on our outstanding subordinated debentures held by our unconsolidated subsidiary trusts are not made or suspended, we will be prohibited from paying dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the Company had outstanding stock options and restricted stock units granted under four stock award plans, which are described in Note 14 Employee Benefits to the consolidated financial statements commencing at page 85 of this Annual Report on Form 10-K.  The following table provides information as of December 31, 2015 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	758,757	12.42	807,838(1)
Equity compensation plans not approved by security holders	2,220,266	8.61	--
	2,979,023	9.58	807,838

(1)	All of these awards are available under the Company’s 2014 Omnibus Equity Incentive Plan. The Company’s other equity award plans have been frozen to further issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no repurchases of shares of common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)

October 1 - October 31, 2015	-	$-	-	$15,000,000
November 1 - November 30, 2015	-	-	-	15,000,000
December 1 - December 31, 2015	-	-	-	15,000,000
Total	-	$-	-
(1)

On April 30, 2015, we announced a stock repurchase program under which it authorized us to repurchase, in the aggregate, up to $15.0 million of our outstanding common stock.  Under the stock repurchase agreement authorized, we could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  We repurchased an aggregate of $1.3 million of our outstanding common stock under this program after December 31, 2015 and prior to the date of the report.

Performance Graph

The following Performance Graph and table compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on August 8, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) to December 31, 2015, with the cumulative total return of the S&P 500 Total Return Index and SNL Southwest Bank for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on August 7, 2014, in the Company’s common stock, the S&P 500 Total Return Index and SNL Southwest Bank. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
120
110
100
90
80
70
60
50
08/08/14
09/30/14
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
Green Bancorp, Inc.
S&P 500
SNL Southwest Bank

* $100 invested on August 8, 2014, in stock or index, including reinvestment of dividends.  Fiscal year ended December 31.

	08/08/14	09/30/14	12/31/14	03/31/15	06/30/15	09/30/15	12/31/15

Green Bancorp, Inc.	$100.00	$100.59	$70.62	$65.57	$90.09	$67.21	$61.47
S&P 500	100.00	102.42	107.48	108.50	108.80	101.80	108.96
SNL Southwest Bank	100.00	101.79	98.75	95.69	110.13	96.25	93.62

(Copyright© 2015 SNL Financial LC. All rights reserved. www.snl.com)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2015,  2014 and 2013 and the selected consolidated financial data as of December 31, 2015 and 2014 presented below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2012 and 2011 and the selected balance sheet data as of December 31, 2013, 2012 and 2011 presented below have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

You should read the selected consolidated financial data set forth below in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2015(1)	2014(1)	2013	2012(1)	2011(1)
	(Thousands of dollars, except per share amounts)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$124,906	$68,923	$34,757	$178,492	$151,190
Investment securities	318,151	238,278	255,515	242,261	250,526
Goodwill	85,291	30,129	15,672	15,672	15,672
Core deposit intangibles, net of accumulated amortization	11,562	4,148	984	1,230	1,245
Loans held for investment	3,130,669	1,799,155	1,359,415	1,204,689	891,489
Allowance for loan losses	(32,947)	(15,605)	(16,361)	(14,151)	(10,574)
Total assets	3,786,157	2,196,135	1,703,127	1,674,800	1,335,376
Deposits	3,100,748	1,845,713	1,447,372	1,461,451	1,157,634
Other borrowed funds	223,265	47,586	46,858	15,037	15,544
Total shareholders’ equity	429,402	288,405	199,218	188,211	153,423

	As of and for the years ended December 31,
	2015(1)	2014(1)	2013	2012(1)	2011(1)
	(Thousands of dollars, except per share amounts)
Selected Income Statement Data:
Net interest income	$97,608	$70,177	$57,042	$51,608	$34,662
Provision for loan losses	17,864	2,693	2,373	8,060	8,391
Net interest income after provision for loan losses	79,744	67,484	54,669	43,548	26,271
Noninterest income	12,187	8,056	4,812	4,531	2,087
Noninterest expense	66,178	52,433	39,965	35,742	26,459
Bargain purchase gain from acquisitions	-	-	-	578	-
Net income	15,439	14,742	12,610	8,535	1,017

Per Share Data (Common Stock):
Earnings per common share, basic	$0.54	$0.65	$0.61	$0.44	$0.06
Earnings per common share, diluted	0.53	0.64	0.60	0.44	0.06
Book value per common share	11.67	11.02	9.59	9.07	8.54
Tangible book value per common share (2)	9.04	9.71	8.79	8.26	7.60
Weighted average common shares outstanding, basic	28,838,638	22,625,127	20,748,299	19,382,053	17,970,395
Weighted average common shares outstanding, diluted	29,095,683	22,915,268	20,880,187	19,405,404	17,989,424

Selected Performance Metrics:
Return on average assets(3)	0.58%	0.79%	0.75%	0.59%	0.10%
Return on average equity(3)	4.68	6.33	6.53	5.01	0.67
Net interest margin(4)	3.88	3.88	3.49	3.68	3.47
Efficiency ratio(5)	60.27	67.02	64.61	63.67	72.00
Loans to deposits ratio	100.96	97.48	93.92	82.43	77.17
Non-interest expense to average assets(3)	2.49	2.80	2.37	2.46	2.57

Selected Credit Quality Ratios:
Nonperforming assets to total assets	1.51%	0.55%	1.38%	1.70%	0.81%
Nonperforming loans to total loans	1.44	0.40	1.23	1.87	0.81
Total classified assets to total capital	37.59	11.65	11.87	20.10	26.56
Allowance for loan losses to total loans	1.05	0.87	1.20	1.17	1.19
Net charge-offs to average loans outstanding	0.02	0.23	0.01	0.43	0.72

Capital Ratios:
Average shareholders’ equity to average total assets	12.4%	12.4%	11.4%	11.7%	14.7%
Tier 1 capital to average assets(3)	9.2	12.1	10.3	10.3	10.5
Tier 1 capital to risk-weighted assets	9.6	13.1	11.4	12.3	12.9
Total capital to risk-weighted assets	10.5	14.0	12.5	13.3	14.0
Tangible common equity to tangible assets(6)	9.0	11.8	10.8	10.3	10.4

(1)During 2015, 2014, 2012 and 2011, we completed a total of four acquisitions.  These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Total Loans	Deposits
Main Street	October 24, 2011	$14.6	$12.7	$167.7
Opportunity	May 31, 2012	44.6	25.6	44.1
SharePlus	October 17, 2014	308.0	251.2	270.0
Patriot*	October 1, 2015	1,365.9	1,083.8	1,086.5

* Estimated values subject to change pending final acquisition accounting adjustments.

(2)We calculate tangible book value per common share as total shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non‑GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is book value per common share. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

(3)We calculate our average assets and average equity for a period by dividing the sum of our total assets or total shareholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period (annualized) by our average assets and average equity, as the case may be, for that period.

(4)Net interest margin represents net interest income divided by average interest‑earning assets.

(5)Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions. Efficiency ratio, as we calculate it, is a non‑GAAP financial measure. The GAAP‑based efficiency ratio is noninterest expenses divided by net interest income plus noninterest income. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

(6)We calculate tangible common equity as total shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization. Tangible common equity to tangible assets is a non‑GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders’ equity to total assets. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.

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

•	our ability to comply with various governmental and regulatory requirements applicable to financial institutions;
•	market conditions and economic trends nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;
•	our ability to attract and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	risks related to our concentration of loans to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy, operations or to meet increased minimum regulatory capital levels;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	accounting estimates and risk management processes that rely on analytical and forecasting models;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	loss of our executive officers or other key employees could impair our relationship with our customers and adversely affect our business;
•	potential impairment on the goodwill we may record in connection with business acquisitions;
•	risks associated with system failures or failures to prevent breaches of our network security;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with data processing system failures and errors;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our new lines of business or new products and services may subject us to additional risks;
•	legal and regulatory proceedings could adversely affect our business, financial condition, and results of operation;
•	we are subject to claims and litigation pertaining to intellectual property from time to time;
•	we could experience claims and litigation pertaining to fiduciary responsibility;

•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Act;

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	our ability to comply with supervisory actions by federal banking agencies;
•	many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;
•	financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations;
•	substantial regulatory limitations on changes of control of bank holding companies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverages;
•	systemic risks associated with the soundness of other financial institutions;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

Except where the context otherwise requires or where otherwise indicated, in this report the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our subsidiaries, including our banking subsidiary Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A.  In this report we refer to the Houston–Sugar Land–Baytown and Dallas–Fort Worth–Arlington metropolitan statistical areas as the Houston and Dallas MSAs, respectively.

Overview

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twenty-two full service branches in the Houston and Dallas MSAs and other markets. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers.

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

Changes in the market interest rates and interest rates we earn on interest‑earning assets or pay on interest‑bearing liabilities, as well as the volume and types of interest‑earning assets, interest‑bearing and noninterest‑bearing liabilities and shareholders’ equity, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income. Fluctuations in market interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Texas,  in the Houston and Dallas MSAs and Austin,  Louisville and Honey Grove, as well as developments affecting the energy, technology and real estate sectors within these markets.

Factors affecting the volume and cost of our deposits include changes in market interest rates and economic conditions in our target markets, as well as the ongoing execution of our balance sheet management strategy. For example, we experienced significant year over year deposit growth of 68.0% in 2015 and 27.5% in 2014 resulting from acquisitions and organic growth, and average rates on deposits were 0.47% in 2015 and 0.59% in 2014, in part reflecting increased marketing initiatives during these periods as part of our strategic focus on noninterest-bearing deposit growth. Conversely, our deposits as of December 31, 2013 decreased by 1.0% compared to our deposits as of December 31, 2012, reflecting a shift in our focus as we sought to deploy our existing deposit‑driven liquidity into loans.

Net income was $15.4 million, $14.7 million and $12.6 million for the years ended December 31, 2015,  2014 and 2013, respectively. The change in net income during 2015 was principally due to increased interest income resulting from growth in loans.  The average loan balance increased approximately $650 million compared to 2014, which was comprised of approximately $200 million due to SharePlus acquired loans, approximately $270 million due to Patriot acquired loans and approximately $180 million due to organic loan growth.  The increase was offset by an increase in provision for loan losses and an increase in noninterest expense.  The change in net income during 2014 was principally due to increased interest income resulting from growth in loans during the period.

Our efficiency ratio, which represents noninterest expense divided by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions, was 60.3% in 2015,  67.0% in 2014 and 64.6% in 2013. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. We also monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we believe we have already incurred a significant portion of the additional overhead expense necessary to support growth as we continue to execute our business strategy.  The decrease from 2014 to 2015 is primarily due to increased net interest income.

Total assets were $3.8 billion as of December 31, 2015 compared with $2.2 billion as of December 31, 2014, an increase of $1.6 billion or 72.4%. Total deposits were $3.1 billion as of December 31, 2015 compared with $1.8 billion as of December 31, 2014, an increase of $1.3 billion or 68.0%. Total loans were $3.1 billion at December 31, 2015, an increase of $1.3 billion or 74.0% compared with $1.8 billion as of December 31, 2014. At December 31, 2015 and 2014, we had $39.0 million and $4.8 million, respectively, in non-accrual loans and our allowance for loan losses was $32.9 million and $15.6 million, respectively. Shareholders’ equity was $429.4 million and $288.4 million at December 31, 2015 and 2014, respectively. The increases are primarily due to the Patriot acquisition that occurred in October 2015 and execution of our organic growth strategy.

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

The allowance for loan losses is a valuation allowance for probable losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery. Our allowance for loan losses consists of two components,  a general component based upon probable but unidentified losses inherent in the portfolio and a specific component on individual loans that are considered impaired.

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

Accounting for Acquired Loans and the Allowance for Acquired Loan Losses—Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the acquired loans incorporates assumptions regarding credit risk. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.  The excess of cash flows expected at acquisition over the estimated fair value is considered the accretable discount or premium and is recognized in interest income over the remaining life of the loan using the interest method.

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

Goodwill—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs indicating that it is more likely than not that the fair value of the Company, which is our only reporting unit, is below the carrying value of its equity. We completed our annual impairment analysis of goodwill as of December 31, 2015, and based on this analysis, we do not believe any of our goodwill is impaired as of such date because the fair value of our equity substantially exceeded our carrying value. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of our impairment analysis, we use a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

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

Recent Acquisitions

On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank with and into the Bank. Patriot, headquartered in Houston, TX, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million. Under the terms of the merger agreement, we issued 10.4 million shares of the Company’s common stock for all outstanding shares of Patriot common stock, including the converted Series D and Series F preferred stock.  In addition, Patriot’s $27.3 million Series B and

Series C preferred stock were redeemed in connection with the closing.  Consistent with the Company’s strategy, the primary reasons for the Patriot acquisition were to enhance market share in Houston and Dallas, and improve profitability through cost savings and revenue synergies.

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of December 31, 2015.  These goodwill, core deposit intangible and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.

See “Item 1. Business—Recent Acquisitions” for further information.

Results of Operations

Net income available to common shareholders for the year ended December 31, 2015 was $15.4 million, compared with $14.7 million for the same period in 2014. Net income per diluted common share was $0.53 for the year ended December 31, 2015, compared with $0.64 for the same period in 2014.  The increase in net income was principally due to increased interest income resulting from growth in loans.  The increase was offset by an increase in provision for loan losses and an increase in noninterest expense primarily resulting from the Patriot acquisition that occurred in October 2015.   Returns on average assets and average common equity, each on an annualized basis, for the year ended December 31, 2015 were 0.58% and 4.68% and for year ended December 31, 2014, were 0.79% and 6.33%, respectively. Green Bancorp’s efficiency ratio was 60.3% for the year ended December 31, 2015 compared to 67.0% for 2014.   The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income. The decrease from 2014 to 2015 is primarily due to increased net interest income.

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

Year ended December 31, 2015 compared with year ended December 31, 2014. Net interest income before provision for loan losses for the year ended December 31, 2015, was $97.6 million an increase of $27.4 million, or 39.1%, compared with $70.2 million during the same period in 2014. The increase was primarily due to a 43.4% increase in average loan volume due to organic loan growth, the SharePlus acquisition, the Patriot acquisition that occurred in October 2015 and a 13 basis point decrease in the costs of interest-bearing deposits, partially offset by a 16 basis point decrease in loan yields. The net interest margin for the year ended December 31, 2015 decreased to 3.84%, compared with 3.88% for the same period in 2014. Average noninterest-bearing deposits for the year ended December 31, 2015 were $513.5 million, an increase of $166.2 million compared with the same period in 2014. Average shareholders’ equity for the year ended December 31, 2015 was $330.0 million, an increase of $97.1 million compared with the same period in 2014.

Interest income was $108.6 million in 2015, an increase of $28.9 million over 2014. Interest income on loans was $104.2 million for 2015, an increase of $29.1 million or 38.7% compared with 2014 due to the increase in average loans outstanding as discussed above

, partially offset by the 16 basis point decrease in the average yield on the loan portfolio. Interest income on securities was $3.6 million during 2015, a decrease of $389 thousand over 2014 due to a 27 basis point decrease in the average yield on the securities portfolio partially offset by an increase in the average securities portfolio of $23.0 million.

Interest expense was $10.9 million for 2015, an increase of $1.5 million over 2014. Average interest‑bearing transaction and savings deposits increased $209.3 million for 2015 compared to 2014 (approximately $149.2 million of the increase resulted from acquired interest‑bearing transaction and savings deposits) and the average rate on interest‑bearing transaction and savings deposits decreased from 0.39% to 0.36% for the same time period, resulting in a $564 thousand increase in related interest expense. Average certificates and other time deposits increased $227.5 million for 2015 compared to 2014 (approximately $215.9 million of the increase resulted from acquired certificates and other time deposits) and the average rate decreased from 1.15% to 0.89% for the same time period resulting in an increase in related interest expense of $490 thousand. During 2015, average noninterest‑bearing deposits increased $166.2 million from $347.3 million during 2014 to $513.5 million during 2015 (approximately $82.3 million of the increase resulted from acquired non‑interest‑bearing deposits). Total cost of funds decreased 11 basis points to 0.47% for the year ended December 31, 2015 from 0.58% for the year ended December 31, 2014.

Net interest margin, defined as net interest income divided by average interest‑earning assets, for 2015 was 3.84%, a decrease of 4 basis points compared with 3.88% for 2014.

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

	For the years ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$2,148,268	$104,205	4.85%	$1,498,450	$75,121	5.01%	$1,244,106	$64,404	5.18%
Securities	274,780	3,604	1.31	251,731	3,993	1.59	247,114	3,371	1.36
Other investments	14,740	453	3.07	9,573	352	3.68	6,315	313	4.96
Federal funds sold	1,911	2	0.10	719	-	-	1,127	1	0.09
Interest earning deposits in financial institutions	102,719	290	0.28	50,291	139	0.28	137,106	370	0.27
Total interest-earning assets	2,542,418	108,554	4.27%	1,810,764	79,605	4.40%	1,635,768	68,459	4.19%

Allowance for loan losses	(18,462)			(15,916)			(14,974)
Noninterest-earning assets	138,963			78,315			67,047
Total assets	$2,662,919			$1,873,163			$1,687,841

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$855,869	$3,103	0.36%	$646,564	$2,539	0.39%	$640,448	$3,210	0.50%
Certificates and other time deposits	812,255	7,237	0.89	584,771	6,747	1.15	574,294	7,789	1.36
Securities sold under agreements to repurchase	9,649	15	0.16	5,870	8	0.14	3,203	5	0.16
Other borrowed funds	128,135	364	0.28	48,503	134	0.28	10,593	614	5.80
Subordinated debentures	3,272	227	6.94	-	-	-	-	-	-
Total interest-bearing liabilities	1,809,180	10,946	0.61%	1,285,708	9,428	0.73%	1,228,538	11,618	0.95%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	513,453			347,268			260,446
Other liabilities	10,279			7,319			5,723
Total liabilities	2,332,912			1,640,295			1,494,707
Shareholders’ equity	330,007			232,868			193,134
Total liabilities and shareholders’ equity	$2,662,919			$1,873,163			$1,687,841

Net interest rate spread			3.66%			3.66%			3.24%
Net interest income and margin(1)		$97,608	3.84%		$70,177	3.88%		$56,841	3.47%

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

	Years ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$32,577	$(3,493)	$29,084	$13,167	$(2,450)	$10,717
Securities	366	(755)	(389)	63	559	622
Other investments	190	(89)	101	161	(122)	39
Federal funds sold	-	2	2	-	(1)	(1)
Interest-earning deposits in financial institutions	145	6	151	(234)	3	(231)
Total increase (decrease) in interest income	33,278	(4,329)	28,949	13,157	(2,011)	11,146

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$822	$(258)	$564	$31	$(702)	$(671)
Certificates and other time deposits	2,625	(2,135)	490	142	(1,184)	(1,042)
Securities sold under agreements to repurchase	5	2	7	4	(1)	3
Other borrowings	220	10	230	2,197	(2,677)	(480)
Total increase (decrease) in interest expense	3,672	(2,381)	1,291	2,374	(4,564)	(2,190)
Increase (decrease) in net interest income	$29,606	$(1,948)	$27,658	$10,783	$2,553	$13,336

Provision for loan losses

Our provisions for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2015 was $32.9 million, representing 1.05% of total loans as of such date.

The provision for loan losses for the year ended December 31, 2015 was $17.9 million compared with $2.7 million for the year ended December 31, 2014. This increase was primarily due to an increase in specific reserves on energy related credits of $17.6 million and general reserves related primarily to loan growth of $300 thousand. Net charge‑offs for the years ended December 31, 2015 and 2014 were $522 thousand and $3.5 million,  respectively. This decrease of $3.0 million reflected a decrease in gross charge‑offs from $4.2 million for the year ended December 31, 2014 to $2.9 million for the year ended December 31, 2015 and an increase in recoveries from $775 thousand for the year ended December 31, 2014 to $2.3 million for the year ended December 31, 2015. The increase in recoveries in 2015 is due to management’s ongoing recovery efforts post charge‑off. The provision for loan losses and net charge‑offs for the year ended December 31, 2013 were  $2.4 million and $163 thousand, respectively.

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

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to interest income.

Noninterest income for year ended December 31, 2015 was $12.2 million, an increase of $4.1 million, or 51.3%, compared with $8.1 million for the same period in 2014.  This increase was primarily due to a $1.3 million increase in customer service fees, a $772 thousand gain on sale of available for sale securities, a $617 thousand increase in gain on sale of the guaranteed portion of certain loans, a $452 thousand increase in loan fees and a $487 thousand increase in income from Bank Owned Life Insurance and other investments.

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

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the years ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Customer service fees	$3,925	$2,655	$1,826
Loan fees	2,369	1,917	1,270
Gain (loss) on sale of available-for-sale securities, net	772	-	(7)
Gain on sale of held-for-sale loans, net	405	28	-
Gain on sale of guaranteed portion of loans	3,484	2,867	1,229
Other	1,232	589	494
Total noninterest income	$12,187	$8,056	$4,812

Noninterest Expense

Noninterest expense for the year ended December 31, 2015, was $66.2 million, an increase of $13.7 million, or 26.2%, compared with $52.4 million for the same period in 2014. The increase in noninterest expense is mainly due to recurring expenses related to the Patriot acquisition that occurred in October 2015, the SharePlus acquisition, and related to being a public company for a full year in 2015.  These items and other changes in the various components of noninterest expense are discussed in more detail below.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the years ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Salaries and employee benefits (1)	$38,110	$31,102	$25,618
Non-staff expenses:
Occupancy	7,097	5,028	4,725
Professional and regulatory fees	8,923	5,647	3,224
Data processing	3,098	5,353	1,429
Software license and maintenance	1,844	1,424	965
Marketing	791	654	605
Loan related	1,185	523	813
Real estate acquired by foreclosure, net	1,086	286	(595)
Other	4,044	2,416	3,181
Total noninterest expense	$66,178	$52,433	$39,965

(1)	Total salaries and employee benefits include stock based compensation expense of $707 thousand, $964 thousand and $366 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

Salaries and Employee Benefits.    Salaries and benefits were $38.1 million for the year ended December 31, 2015, an increase of $7.0 million compared to 2014. The increase was primarily due to a  $3.5 million increase due to increased staffing from SharePlus and Patriot acquired operations, a $1.5 million increase due to increased staffing and increased compensation of support staff, a $1.0 million increase in one-time acquisition expenses and a $501 thousand increase in insurance benefit expenses.  Salaries and benefits were $31.1 million for the year ended December 31, 2014, an increase of $5.5 million compared to 2013. The increase was primarily due to a $2.3 million increase in salaries due to the SharePlus acquisition, increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit increases; a $1.6 million increase in bonus and incentives; a $598 thousand increase resulting from the stock-based compensation expense associated with our equity plans; and $579 thousand increase in employee benefits and taxes due to increased staffing levels.  Total salaries and benefits for the year ended December 31, 2015 included $707 thousand in stock based compensation expense compared with $964 thousand and $366 thousand recorded for each of the years ended December 31, 2014 and 2013, respectively.

Occupancy.  Occupancy expenses were $7.1 million, $5.0 million and $4.7 million for the years ended December 31, 2015,  2014 and 2013, respectively. The increase of $2.1 million or 41.1% for 2015 compared to 2014 was primarily due to a $222 thousand increase in one-time acquisition expenses and $1.4 million in  occupancy expenses due to the additional branches after the Patriot and SharePlus acquisitions. The increase of $304 thousand or 6.4% for 2014 compared to 2013 was primarily due to increase in depreciation expense and ATM machine expense.

Professional and regulatory fees.  Professional and regulatory fees expenses were $8.9 million, $5.6 million and $3.2 million for the years ended December 31, 2015,  2014 and 2013, respectively. The increase of $3.3 million or 58.0% for 2015 compared to 2014 was primarily due to a $1.8 million increase in one-time acquisition expenses due to the Patriot acquisition that occurred in October 2015, an increase in audit and tax fees and regulatory fees. The increase of $2.4 million or 75.2% for 2014 compared to 2013 was primarily due to the acquisition expenses related to the SharePlus acquisition, increase in other M&A expenses and public company activity expenses.

Data processing.  Data processing expenses were $3.1 million, $5.4 million and $1.4 million for the years ended December 31, 2015,  2014 and 2013, respectively. The decrease of $2.3 million or 42.1% for 2015 compared to 2014 was primarily due to Patriot one-time acquisition expenses being lower than the prior year’s SharePlus one-time acquisition expenses.  The increase of $3.9 million or 274.6% for 2014 compared to 2013 was primarily due to expenses related to the termination and conversion of the SharePlus data processing services.

Real estate acquired by foreclosure.    Real estate acquired by foreclosure expenses were $1.1 million thousand for the year ended December 31, 2015 compared to $286 thousand for the year ended December 31, 2014. The increase in real estate acquired by foreclosure expenses was primarily from writedowns and prior period gain.  Real estate acquired by foreclosure expenses were $286 thousand for the year ended December 31, 2014 compared to a gain of $595 thousand for the year ended December 31, 2013. The increase in real estate acquired by foreclosure expenses was primarily from prior period gain and rental income.

Other.  Other noninterest expenses, which consist of subscription, membership and dues; employee expenses including travel, meals, entertainment and education; postage and delivery; amortization of intangibles; supplies, printing and reproduction; insurance; account related losses; correspondent bank fees; customer program expenses; and other operating expenses such as settlement of claims.  Other noninterest expenses were $4.0 million, $2.4 million and $3.2 million for the years ended December 31, 2015,  2014 and 2013, respectively. The increase of $1.6 million or 67.4% for 2015 compared to 2014 was primarily due to a  $544 thousand increase in core deposits intangible amortization, $349 thousand increase in other noninterest expenses directly related to the Patriot acquisition that occurred in October 2015 and $337 thousand net change in other losses. The decrease of $764 thousand or 24.0% for 2014 compared with 2013 was due primarily to other losses incurred in 2013 for which insurance proceeds were received in 2014.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 60.3% for the year ended December 31, 2015, compared with 67.0% for the year ended December 31, 2014. This decrease was primarily due to a significant increase in net interest income and noninterest income due to the Patriot acquisition that occurred in October 2015.  Our efficiency ratio was 67.0% for the year ended December 31, 2014, compared with 64.6% for the year ended December 31, 2013. This increase was primarily due to one-time expenses related to the SharePlus acquisition.

Income Taxes

Income tax expense increased $1.9 million, or 23.3% to $10.3 million for the year ended December 31, 2015, compared with $8.4 million for the same period in 2014. The increase was primarily attributable to acquisition related non-deductible expenses and higher pre-tax net earnings. The effective income tax rate for the years ended December 31, 2015 and 2014 was 40% and 36%, respectively, as compared to the U.S. statutory rate of 35%.

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

Financial Condition

Loan Portfolio

At December 31, 2015, total loans were $3.1 billion, an increase of $1.3 billion or 74.0% compared with December 31, 2014.  This increase was primarily due to the Patriot acquisition that occurred in October 2015 and continued opportunities for our portfolio bankers to generate new loans and expand existing relationships within our target markets. There were $384 thousand loans classified as held-for-sale at December 31, 2015.

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

At December 31, 2015, total loans were 101.0% of deposits and 82.7% of total assets. At December 31, 2014, total loans were 97.5% of deposits and 81.9% of total assets.

Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to individuals, professionals, small to medium‑sized businesses and commercial companies located in the Houston and Dallas MSAs and Austin,  Louisville and Honey Grove.

We provide commercial lines of credit, working capital loans, commercial real estate‑backed loans (including loans secured by owner occupied commercial properties), mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products to national and regional companies, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses.

The types of loans we make to consumers include residential real estate loans, home equity loans, HELOCs, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.

See “Item 1. Business—Our Banking Services—Lending Activities—Loan Types” for further information about the types of loans we offer.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	For the years ended December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial & industrial	$1,206,452	38.5%	$788,410	43.8%	$681,290	50.1%	$637,769	52.9%	$405,298	45.5%
Real estate:
Owner occupied commercial real estate	353,889	11.3	163,592	9.1	156,961	11.6	114,287	9.5	119,354	13.4
Commercial real estate	904,115	28.9	339,006	18.8	267,011	19.6	213,250	17.7	170,492	19.1
Construction, land & land development	358,813	11.5	240,666	13.4	140,067	10.3	135,858	11.3	99,398	11.1
Residential mortgage	293,483	9.4	257,066	14.3	106,362	7.8	94,996	7.9	84,252	9.5
Consumer and other	13,917	0.4	10,415	0.6	7,724	0.6	8,529	0.7	12,695	1.4
Total loans held for investment	$3,130,669	100.0%	$1,799,155	100.0%	$1,359,415	100.0%	$1,204,689	100.0%	$891,489	100.0%

Total loans held for sale	$384	100.0%	$573	-	$-	-	$-	100.0%	$1,811	-

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2015 are summarized in the following table:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$434,014	$716,059	$56,379	$1,206,452
Real estate:
Owner occupied commercial real estate	22,255	197,434	134,200	353,889
Commercial real estate	77,547	671,159	155,409	904,115
Construction, land and land development	112,624	183,651	62,538	358,813
Residential mortgage	23,999	66,141	203,343	293,483
Consumer and other	9,427	3,326	1,164	13,917
Total loans	$679,866	$1,837,770	$613,033	$3,130,669

Loans with a fixed interest rate	$83,431	$485,204	$131,349	$699,984
Loans with a floating interest rate	596,435	1,352,566	481,684	2,430,685
Total loans	$679,866	$1,837,770	$613,033	$3,130,669

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

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Houston and Dallas MSAs. Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Texas, including conditions affecting the energy industry.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Nonperforming loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $45.0 million in nonperforming loans at December 31, 2015, compared with $7.1 million at December 31, 2014. The ratio of nonperforming loan to total loans was 1.44% at December 31, 2015 compared with 0.40% at December 31, 2014.  The increases were due primarily due to energy-related migration to nonperforming during 2015.

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

We had $45.0 million in nonperforming loans at December 31, 2015, compared with $7.1 million and $16.7 million at December 31, 2014 and 2013, respectively. The nonperforming loans at December 31, 2015 consisted of 34 separate credits. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $806 thousand, $401 thousand, and $657 thousands would have been recorded as income for the years ended December 31, 2015, 2014 and 2013, respectively.

Nonperforming assets totaled $57.2 million or 1.51% of period end total assets at December 31, 2015, up from $12.0 million or 0.55% of total assets at December 31, 2014. Accruing loans classified as troubled debt restructures and included in the nonperforming asset totals were $6.0 million at December 31, 2015, compared with $2.3 million at December 31, 2014.  The allowance for loan losses was 1.05% of total loans at December 31, 2015, compared with 0.87% of total loans at December 31, 2014.  The increase in the percentage when compared to December 31, 2014 was largely due to an increase in specific reserves.

The following table presents information regarding nonperforming loans at the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Nonaccrual loans	$37,541	$2,127	$1,496	$5,196	$3,863
Accruing loans 90 or more days past due	52	16	1,316	579	18
Restructured loans—nonaccrual	1,464	2,717	9,864	10,106	2,265
Restructured loans—accrual	5,988	2,257	4,072	6,621	1,096
Total nonperforming loans	$45,045	$7,117	$16,748	$22,502	$7,242

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2015 was $32.9 million, representing 1.05% of total loans, compared with $15.6 million, or 0.87% of total loans, at December 31, 2014. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the years ended December 31,
	2015	2014	2013	2012	2011

	(Dollars in thousands)

Average loans outstanding (1)	$2,146,968	$1,498,257	$1,244,106	$1,040,681	$691,842
Total loans outstanding at end of period (1)	3,130,669	1,799,155	1,359,415	1,204,689	891,489
Allowance for loan losses at beginning of period	15,605	16,361	14,151	10,574	7,132
Provision for loan losses	17,864	2,693	2,373	8,060	8,391
Charge-offs:
Commercial and industrial	(2,647)	(2,927)	(916)	(1,832)	(4,744)
Owner occupied commercial real estate	-	-	-	(361)	-
Commercial real estate	-	-	(333)	(2,270)	-
Residential mortgage	(63)	-	(186)	(94)	(262)
Consumer and other	(146)	(1,297)	(54)	(57)	(29)
Total charge-offs	(2,856)	(4,224)	(1,489)	(4,614)	(5,035)
Recoveries:
Commercial and industrial	2,185	118	1,044	87	46
Owner occupied commercial real estate	-	14	222	-	-
Commercial real estate	77	1	21	-	-
Construction, land & land development	5	-	-	-	-
Residential mortgage	36	20	27	33	35
Consumer and other	31	622	12	11	5
Total recoveries	2,334	775	1,326	131	86
Net recoveries (charge-offs)	(522)	(3,449)	(163)	(4,483)	(4,949)
Allowance for loan losses at end of period	$32,947	$15,605	$16,361	$14,151	$10,574

Ratio of allowance to end of period loans	1.05%	0.87%	1.20%	1.17%	1.19%
Ratio of net charge-offs to average loans	0.02%	0.23%	0.01%	0.43%	0.72%

(1)	Excluding loans held-for-sale

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

At December 31, 2015, the allowance for loan losses totaled $32.9 million, or 1.05% of total loans. At December 31, 2014 and 2013, the allowance for loan losses aggregated $15.6 million and  $16.4 million, or 0.87% and 1.20% of total loans, respectively. At December 31, 2015,  $15 thousand of allowance was required for acquired loans not deemed credit‑impaired and $11.0 million of purchase discounts remained. At December 31, 2014 and 2013, $25 thousand and $88 thousand of allowance was required for acquired loans not deemed credit‑impaired, respectively, and $2.0 million and $287 thousand of purchase discounts remained, respectively. PCI loans are not considered nonperforming loans. PCI loans had $14.4 million, $2.1 million and $1.0 million of purchase discounts outstanding at December 31, 2015,  2014 and 2013, respectively, of which $966 thousand, $658 thousand and $603 thousand, respectively, are considered accretable. Impairment charges and related allowances of $209 thousand and $7 thousand were required in 2015 and 2014, respectively, for PCI loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $17.9 million or 0.57% of the $3.1 billion in loans collectively evaluated for impairment at December 31, 2015, compared to an allowance for loan losses of $15.0 million or 0.83% of the $1.8 billion in loans collectively evaluated for impairment at December 31, 2014. Actual losses as a percentage of loans decreased to 0.02% for the year ended December 31, 2015 as compared to 0.23% and 0.01% for the years ended December 31, 2014 and 2013, respectively.

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

During the year ended December 31, 2015, loans in internally assigned risk grades 1 ‑ 5, which are considered pass rated credits, decreased to 93.1% from 95.9% of total loans, excluding PCI loans.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan

	(Dollars in thousands)

Balance of allowance for loan losses applicable to:
Commercial and industrial	$23,130	38.5%	$8,145	43.8%	$10,196	50.1%	$9,109	52.9%	$6,701	45.5%
Owner occupied commercial real estate	1,679	11.3	974	9.1	874	11.6	763	9.5	711	13.4
Commercial real estate	4,691	28.9	2,942	18.8	2,216	19.6	2,380	17.7	919	19.1
Construction, land & land development	2,345	11.5	2,633	13.4	1,103	10.3	1,352	11.3	1,271	11.1
Residential Mortgage	816	9.4	645	14.3	654	7.8	492	7.9	871	9.5
Consumer and other	286	0.4	266	0.6	1,318	0.6	55	0.7	101	1.4
Total allowance for loan losses	$32,947	100.0%	$15,605	100.0%	$16,361	100.0%	$14,151	100.0%	$10,574	100.0%

We believe that the allowance for loan losses at December 31, 2015 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2015.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2015, the carrying amount of investment securities totaled $318.2 million, an increase of $79.9 million or 33.5% compared with $238.3 million at December 31, 2014.    At December 31, 2014, the carrying amount of investment securities totaled $238.3 million, a decrease of $17.2 million or 6.7% compared with $255.5 million at December 31, 2013. At December 31, 2015, securities represented 8.4% of total assets compared with 10.8% and 15.0% at December 31, 2014 and 2013, respectively.

At the date of purchase, we are required to classify debt and equity securities into one of two categories: held‑to‑maturity or available‑for‑sale. We do not purchase securities for trading purposes. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held‑to‑maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts in the financial statements only if management has the positive intent and we have the ability to hold those securities to maturity. Debt securities not classified as held‑to‑maturity are classified as available‑for‑sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on debt securities is included in interest income. Other investments are stated at cost and include stock of the Dallas Fed and the FHLB and investment in Patriot Bancshares Capital Trust I and Trust II. Dividends received on these investments are included in interest income.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$89,950	$57,108	$57,044	$45,168	$45,111
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	130,705	100,002	101,916	121,042	121,390
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	51,329	28,821	28,605	32,223	31,736
Corporate debt securities	3,790	3,793	-	-	-	-
Obligations of municipal subdivisions	236	244	-	-	-	-
Total	$275,379	$276,021	$185,931	$187,565	$198,433	$198,237

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$15,179	$16,823	$17,185	$16,788	$16,669
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	26,817	33,890	33,540	40,490	39,919
Total	$42,130	$41,996	$50,713	$50,725	$57,278	$56,588

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other than temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including the severity and the duration of time that the fair value has been less than cost, the credit quality of the issuer and whether it is more likely than not that we will be required to sell the security before a recovery in value. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. Securities within the available-for-sale portfolio may be used as part of our asset and liability management strategy and may be sold in response to changes in interest rate risk, prepayment risk or other factors.

Management does not intend to sell any debt securities classified as held-to-maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2015,  management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of December 31, 2015, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the years ended December 31, 2015, 2014 and 2013.

The following tables summarize the contractual maturity of securities and their weighted average yields as of December 31, 2015 and 2014. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures. Available‑for‑sale securities are shown at fair value and held‑to‑maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$71,983	0.33%	$17,967	0.93%	$-	-%	$-	-%	$89,950	0.45%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities	-	-	1,205	3.20	44,631	2.03	99,871	1.73	145,707	1.84
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	763	2.44	989	1.43	76,705	1.71	78,457	1.71
Corporate debt securities	-	-	3,793	1.32	-	-	-	-	3,793	2.90
Obligations of municipal subdivisions	-	-	-	-	-	-	244	2.90	244	1.32
Total	$71,983	0.33%	$23,728	1.16%	$45,620	2.02%	$176,820	1.72%	$318,151	1.41%

	December 31, 2014
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$20,066	0.44%	$36,979	0.68%	$-	-%	$-	-%	$57,045	0.59%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities	-	-	-	-	17,162	2.55	101,576	2.40	118,738	2.42
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	-	1,274	2.44	61,221	1.49	62,495	1.51
Total	$20,066	0.44%	$36,979	0.68%	$18,436	2.54%	$162,797	2.06%	$238,278	1.74%

The contractual maturity of mortgage‑backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage‑backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our complete portfolio is 3.3 years with a modified duration of 3.2 years at December 31, 2015.

At December 31, 2015,  2014 and 2013, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of securities portfolio was 1.31% during the year ended December 31, 2015 compared with 1.59% for the year ended December 31, 2014. The decrease in average yield was due to a reinvestment of funds at lower rates in 2015.

The average yield of securities portfolio was 1.59% during the year ended December 31, 2014 compared with 1.36% for the year ended December 31, 2013 and 1.28% during 2012. The increase in average yield was due to a decrease in amortization of premiums due to slower prepayments and reinvestment of funds at higher rates in 2014.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage‑backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage‑backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments. As such, mortgage‑backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2015 and 2014,  68.5% and 85.5% of the mortgage‑backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.7 years and 5.6 years and a modified duration of 5.0 years and 4.8 years, respectively.

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

Total deposits at December 31, 2015 were $3.1 billion, an increase of $1.3 billion, or 68.0%, compared to December 31, 2014, primarily due to $1.1 billion related to the Patriot acquisition that occurred in October 2015 and $117.4 million increase in commercial deposits. Noninterest-bearing deposits at December 31, 2015 were $643.4 million, an increase of $211.4 million, or 48.9%, compared to December 31, 2014. Average deposits increased 38.2% or $603.0 million to $2.2 billion for the year ended December 31, 2015, compared with the same period of 2014. Interest‑bearing deposits at December 31, 2015 were $2.5 billion an increase of $1.0 billion or 73.8% compared with December 31, 2014.

Total deposits at December 31, 2014 were $1.8 billion, an increase of $398.3 million, or 27.5%, compared to December 31, 2013, primarily due to $245.5 million related to the SharePlus acquisition and $165.7 million due to our customer focused strategy which increased our commercial deposits. Noninterest-bearing deposits at December 31, 2014 were $431.9 million, an increase of $149.7 million, or 53.0%, compared to December 31, 2013. Average deposits increased 7.0% or $103.4 million to $1.6 billion for the year ended December 31, 2014, compared with the same period of 2013. Interest‑bearing deposits at December 31, 2014 were $1.4 billion an increase of $248.6 million or 21.3% compared with December 31, 2013.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$142,906	0.12%	$88,756	0.18%	$70,612	0.23%
Money market and savings deposits	712,963	0.41	557,808	0.43	569,836	0.53
Certificates and other time deposits	812,255	0.89	584,771	1.15	574,294	1.36
Total interest-bearing deposits	$1,668,124	0.62	$1,231,335	0.75	$1,214,742	0.91
Noninterest-bearing deposits	513,453	-	347,268	-	260,446	-
Total deposits	$2,181,577	0.47%	$1,578,603	0.59%	$1,475,188	0.75%

Our ratio of average noninterest‑bearing deposits to average total deposits for the years ended December 31, 2015,  2014 and 2013 was 23.5%,  22.0% and 17.7%, respectively.

The following table sets forth the amount of our certificates of deposit that are $100,000 or greater by time remaining until maturity for December 31, 2015 (dollars in thousands):

Three months or less	$191,133
Over three through six months	163,633
Over six through twelve months	209,954
Over one through two years	243,614
Over two through three years	94,238
Over three through four years	45,055
Over four through five years	39,956
Total	$987,583

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

	FHLB Advances	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2015
Amount outstanding at year‑end	$223,265	$3,073
Weighted average interest rate at year‑end	0.46%	0.15%
Maximum month‑end balance during the year	$283,533	$15,892
Average balance outstanding during the year	$128,135	$9,649
Weighted average interest rate during the year	0.28%	0.16%
December 31, 2014
Amount outstanding at year‑end	$47,586	$4,605
Weighted average interest rate at year‑end	0.25%	0.15%
Maximum month‑end balance during the year	$72,578	$9,147
Average balance outstanding during the year	$48,503	$5,870
Weighted average interest rate during the year	0.28%	0.14%
December 31, 2013
Amount outstanding at year‑end	$46,858	$2,583
Weighted average interest rate at year‑end	0.32%	0.15%
Maximum month‑end balance during the year	$46,858	$3,296
Average balance outstanding during the year	$10,593	$3,203
Weighted average interest rate during the year	3.90%	0.16%
December 31, 2012
Amount outstanding at year‑end	$15,037	$3,480
Weighted average interest rate at year‑end	4.02%	0.15%
Maximum month‑end balance during the year	$35,377	$7,494
Average balance outstanding during the year	$15,330	$3,109
Weighted average interest rate during the year	4.01%	0.16%

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$223,265	$47,586
Repurchase agreements	3,073	4,605
Total	$226,338	$52,191

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2015 and 2014,  borrowing capacity of $355.1 million and $367.2 million, respectively, was available under this arrangement. At December 31, 2015 and 2014,  $223.3 million and $47.6 million were outstanding, respectively, with an average interest rate of 0.46% and 0.25%, respectively.  The Company’s FHLB advances at December 31, 2015 mature within eight years.  The Company’s FHLB advances at December 31, 2014 mature within eight years.  The $7.6 million in long term advances outstanding at December 31, 2014 were acquired from SharePlus. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At December 31, 2015 and 2014, we had securities sold under agreements to repurchase with banking customers of $3.1 million and $4.6 million, respectively.

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At December 31, 2015 and 2014,  $243.9 million, $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of December 31, 2015 and 2014, there were no federal funds purchased outstanding.

Subordinated Debentures

At December 31, 2015, the Company had outstanding $13.2 million in subordinated debentures net of $9.0 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at December 31, 2015 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 8, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of December 31, 2015 was 0.613%
(2)	All debentures are callable five years from issuance date

Each of the trusts is a capital trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12‑month horizon as of December 31, 2015:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	18.3%
+100	9.7
Base	-
−100	(5.0)

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the years ended December 31, 2015 and 2014, our liquidity needs have primarily been met by core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB. Although access to purchased funds from correspondent banks and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $2.7 billion for the year ended December 31, 2015 compared to $1.9 billion for the year ended December 31, 2014.

	December 31,
	2015	2014
Sources of Funds:
Deposits:
Noninterest-bearing	19.3%	18.5%
Interest-bearing	62.6	65.7
Securities sold under agreements to repurchase	0.4	0.3
Other borrowed funds	4.8	2.6
Subordinated debentures	0.1	-
Other liabilities	0.4	0.4
Shareholders’ equity	12.4	12.5
Total	100.0	100.0
Uses of Funds:
Loans	80.7	80.0
Securities	10.3	13.4
Federal funds sold and other interest-earning assets	4.5	3.2
Other noninterest-earning assets	4.5	3.4
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	23.5%	22.0%
Average loans to average deposits	98.5	94.9

Our largest source of funds is deposits and our largest uses of funds are loans and securities. We do not expect a change in the source or use of our funds in the foreseeable future. Our average loans were $2.1 billion for the year ended December 31, 2015, an increase of 43.4% over the year ended December 31, 2014.  Our average loans were $1.5 billion for the year ended December 31, 2014, an increase of 20.4% over the year ended December 31, 2013. We predominantly invest excess deposits in Dallas Fed balances, securities, federal funds sold or other short‑term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 3.3 years and a modified duration of 3.2 years at December 31, 2015.

As of December 31, 2015, we had outstanding $767.9 million in commitments to extend credit and $19.8 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of  December 31, 2015, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2015, we had cash and cash equivalents of $124.9 million, an increase of $56.0 million compared with $68.9 million as of December 31, 2014, which was primarily due to the Patriot acquisition that occurred in October 2015. As of December 31, 2014, we had cash and cash equivalents of $68.9 million, an increase of $34.2 million compared with $34.8 million as of December 31, 2013, which was primarily due to the acquisition of SharePlus.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits,  Federal Home Loan Bank advances, subordinated debentures and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $1.5 million that will be paid in future years.  Payments for subordinated debentures includes interest of $10.8 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at December 31, 2015.  Payments related to leases are based on actual payments specified in underlying contracts.

	December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$776,368	$455,919	$120,477	$-	$1,352,764
Federal Home Loan Bank advances	111,404	112,642	94	520	224,660
Subordinated debentures	505	1,010	1,010	30,446	32,971
Operating leases	2,408	3,212	1,766	3,415	10,801
Total	$890,685	$572,783	$123,347	$34,381	$1,621,196

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$304,396	$278,300	$95,497	$89,746	$767,939
Standby and commercial letters of credit	17,153	1,769	63	800	19,785
Total	$321,549	$280,069	$95,560	$90,546	$787,724

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2015, the Company and the Bank were each well‑capitalized.

Total shareholders’ equity was $429.4 million at December 31, 2015, an increase of  $141.0 million or 48.9% compared with $288.4 million at December 31, 2014.  The increase was the result of the Company issuing 10.4 million shares of Green Bancorp common stock for all outstanding shares of Patriot common stock with a value of $123.7 million, retained earnings of $15.4 million for the year ended December 31, 2015 and proceeds from the exercise of stock options of $1.5 million. Total shareholders’ equity was $288.4 million at December 31, 2014, an increase of $89.2 million or 44.8% compared with $199.2 million at December 31, 2013. The increase was the result of proceeds from issuance of common stock in connection with our initial public offering, net of expenses, of $72.5 million, retained earnings of $14.7 million for the year ended December 31, 2014 and an increase in the value of available-for-sale securities recognized in other accumulated comprehensive earnings of $1.2 million.

The following tables provide a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of the dates specified to the minimum and well capitalized regulatory standards:

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital(3)	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital(3)	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1 2015.

Basel III Capital Adequacy Requirements Effective January 1, 2015.  In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules will become effective as applied to the Company and the Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. See “Regulation and Supervision—US Implementation of Basel III – Became effective January 1, 2015.”

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$429,402	$288,405	$199,218	$188,211	$153,423
Adjustments:
Goodwill	85,291	30,129	15,672	15,672	15,672
Core deposit intangibles	11,562	4,148	984	1,230	1,245
Tangible common equity	$332,549	$254,128	$182,562	$171,309	$136,506
Common shares outstanding (1)	36,788	26,171	20,771	20,748	17,970
Book value per common share (1)	$11.67	$11.02	$9.59	$9.07	$8.54
Tangible book value per common share (1)	$9.04	$9.71	$8.79	$8.26	$7.60

(1)Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options.  The number of exercisable options was 875,007 as of December 31, 2015,  1,020,743 shares as of December 31, 2014,  910,793 shares as of December 31, 2013,  818,518 shares as of December 31, 2012,  and 684,562 shares as of December 31, 2011.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$429,402	$288,405	$199,218	$188,211	$153,423
Adjustments:
Goodwill	85,291	30,129	15,672	15,672	15,672
Core deposit intangibles	11,562	4,148	984	1,230	1,245
Tangible common equity	$332,549	$254,128	$182,562	$171,309	$136,506
Tangible Assets
Total assets	$3,786,157	$2,196,135	$1,703,127	$1,674,800	$1,335,376
Adjustments:
Goodwill	85,291	30,129	15,672	15,672	15,672
Core deposit intangibles	11,562	4,148	984	1,230	1,245
Tangible assets	$3,689,304	$2,161,858	$1,686,471	$1,657,898	$1,318,459
Tangible Common Equity to Tangible Assets	9.0%	11.8%	10.8%	10.3%	10.4%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP‑based efficiency ratio:

	December 31,
	2015	2014	2013	2012	2011

	(Dollars in thousands, except per share data)

Efficiency Ratio
Noninterest expense	$66,178	$52,433	$39,965	$35,742	$26,459
Net interest income	97,608	70,177	57,042	51,608	34,662
Noninterest income	12,187	8,056	4,812	5,109	2,087
Adjustments:
Bargain purchase gain from acquisitions	-	-	-	578	-
Noninterest income, excluding bargain purchase gains from acquisitions	$12,187	$8,056	$4,812	$4,531	$2,087

Efficiency Ratio	60.3%	67.0%	64.6%	63.7%	72.0%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence on page 85 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2015
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)

Total interest income	$38,997	$23,599	$23,256	$22,702
Total interest expense	3,990	2,437	2,333	2,186
Net interest income	35,007	21,162	20,923	20,516
Provision for loan losses	12,500	3,054	805	1,505
Net interest income after provision for loan losses	22,507	18,108	20,118	19,011
Noninterest income	4,276	2,871	2,955	2,085
Noninterest expense	21,472	14,372	16,578	13,756
Income before income taxes	5,311	6,607	6,495	7,340
Provision for income taxes	2,738	2,528	2,357	2,691
Net income	$2,573	$4,079	$4,138	$4,649

Earnings per share(1)
Earnings per common share, basic	$0.07	$0.16	$0.16	$0.18
Earnings per common share, diluted	0.07	0.15	0.16	0.18

	Quarter Ended 2014
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)
Total interest income	$22,558	$19,817	$19,123	$18,107
Total interest expense	2,275	2,305	2,417	2,431
Net interest income	20,283	17,512	16,706	15,676
Provision for loan losses	1,250	220	0	1,223
Net interest income after provision for loan losses	19,033	17,292	16,706	14,453
Noninterest income	2,137	2,334	1,978	1,607
Noninterest expense	17,880	12,560	11,396	10,597
Income before income taxes	3,290	7,066	7,288	5,463
Provision for income taxes	1,243	2,533	2,614	1,975
Net income	$2,047	$4,533	$4,674	$3,488

Earnings per share(1)
Earnings per common share, basic	$0.08	$0.20	$0.22	$0.17
Earnings per common share, diluted	0.08	0.20	0.22	0.17

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting —  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

As permitted by the guidelines established by the SEC, companies are allowed to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.  Accordingly, management’s assessment of the internal control over financial reporting excluded Patriot Bancshares, Inc., which was acquired by the Company on October 1, 2015.  Patriot Bancshares, Inc. was merged into the Company and Patriot Bank was merged into Green Bank, N.A (“acquired entities”).   The acquired entities constitute 30% of total assets, 10% of total interest income, and 37% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2015.  Management did not assess the effectiveness of the internal control over financial reporting of the acquired entities due to the insufficient time between the date acquired and year-end and the complexity associated with performing an assessment of internal control during integration efforts making the process impractical.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,”  “Corporate Governance-Committees of the Board-Audit Committee,” “Corporate Governance-Director Nominations” and “Corporate Governance-Code of Ethics” in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED SHAREHOLDERS MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2016 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Corporate Governance-Fees and Services of Independent Registered Public Accounting Firm” and "Board and Committee Matters-Audit Committee Pre-Approval Policy" in the 2016 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 85 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

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
2.1

Merger Agreement, dated June 28, 2006, by and between Redstone Bank, National Association and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.2

Purchase and Assumption Agreement, dated March 14, 2010, by and between OneWest Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.3

Purchase and Assumption Agreement, dated June 17, 2011, by and between Main Street Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.4

Merger Agreement, dated March 14, 2012, by and among Opportunity Merger Sub Corp., Opportunity Bancshares, Inc. and Green Bancorp. Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.5

Agreement and Plan of Merger, dated May 5, 2014, by and among SP Bancorp, Inc., Searchlight Merger Sub Corp. and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.6

Agreement and Plan of Merger, dated as of May 27, 2015, amoung Green Bancorp, Inc., Panther Merger Sub Corp. and Patriot Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Green Bancorp’s Current Report on Form 8-K filed on May 28, 2015†

3.1

Form of Amended and Restated Certificate of Formation of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

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

GREEN BANCORP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Green Bancorp, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Green Bancorp, Inc. and subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Green Bancorp, Inc. and subsidiaries (the "Bank") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Green Bancorp, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. /s/ Deloitte & Touche LLP

Houston, Texas

March 30, 2016

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2015	2014
ASSETS
Cash and due from banks	$15,915	$13,963
Fed funds sold	1,304	-
Interest bearing deposits in financial institutions	107,687	54,960
Total cash and cash equivalents	124,906	68,923

Available-for-sale securities, at fair value	276,021	187,565
Held-to-maturity securities, at amortized cost (fair value of $41,996 and $50,725, respectively)	42,130	50,713
Investment in Patriot Bancshares Capital Trusts I and II	666	-
Federal Reserve Bank stock	7,207	7,173
Federal Home Loan Bank of Dallas stock	13,113	4,192
Total securities and other investments	339,137	249,643

Loans held for sale	384	573
Loans held for investment	3,130,669	1,799,155
Allowance for loan losses	(32,947)	(15,605)
Loans, net	3,098,106	1,784,123

Premises and equipment, net	27,736	25,200
Goodwill	85,291	30,129
Core deposit intangibles, net of accumulated amortization	11,562	4,148
Accrued interest receivable	7,768	4,916
Deferred tax asset, net	19,510	8,468
Real estate acquired by foreclosure	12,122	4,863
Bank owned life insurance	33,452	7,903
Other assets	26,567	7,819
TOTAL ASSETS	$3,786,157	$2,196,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$643,354	$431,942
Interest-bearing transaction and savings	1,104,630	777,431
Certificates and other time deposits	1,352,764	636,340
Total deposits	3,100,748	1,845,713

Securities sold under agreements to repurchase	3,073	4,605
Other borrowed funds	223,265	47,586
Subordinated debentures	13,187	-
Accrued interest payable	1,870	767
Other liabilities	14,612	9,059
Total liabilities	3,356,755	1,907,730

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized, 36,788,464 and 26,175,949 shares issued and outstanding at December 31, 2015 and December 31, 2014	368	262
Capital surplus	378,518	252,421
Retained earnings	50,099	34,660
Accumulated other comprehensive income, net	417	1,062
Total shareholders’ equity	429,402	288,405
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,786,157	$2,196,135

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013

INTEREST INCOME:
Loans, including fees	$104,205	$75,121	$64,404
Securities	3,604	3,993	3,371
Other investments	453	352	313
Federal funds sold	2	-	1
Deposits in financial institutions	290	139	370
Total interest income	108,554	79,605	68,459

INTEREST EXPENSE:
Transaction and savings deposits	3,103	2,539	3,210
Certificates and other time deposits	7,237	6,747	7,789
Subordinated debentures	227	-	-
Other borrowed funds	379	142	418
Total interest expense	10,946	9,428	11,417

NET INTEREST INCOME	97,608	70,177	57,042
PROVISION FOR LOAN LOSSES	17,864	2,693	2,373
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	79,744	67,484	54,669

NONINTEREST INCOME:
Customer service fees	3,925	2,655	1,826
Loan fees	2,369	1,917	1,270
Gain on sale of available-for-sale securities, net	772	-	(7)
Gain on sale of held-for-sale loans, net	405	28	-
Gain on sale of guaranteed portion of loans, net	3,484	2,867	1,229
Other	1,232	589	494
Total noninterest income	12,187	8,056	4,812

NONINTEREST EXPENSE:
Salaries and employee benefits	38,110	31,102	25,618
Occupancy	7,097	5,028	4,725
Professional and regulatory fees	8,923	5,647	3,224
Data processing	3,098	5,353	1,429
Software license and maintenance	1,844	1,424	965
Marketing	791	654	605
Loan related	1,185	523	813
Real estate acquired by foreclosure, net	1,086	286	(595)
Other	4,044	2,416	3,181
Total noninterest expense	66,178	52,433	39,965

INCOME BEFORE INCOME TAXES	25,753	23,107	19,516
PROVISION FOR INCOME TAXES	10,314	8,365	6,906
NET INCOME	$15,439	$14,742	$12,610

EARNINGS PER SHARE:
Basic	$0.54	$0.65	$0.61
Diluted	$0.53	$0.64	$0.60

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the years ended December 31,
	2015	2014	2013

NET INCOME	$15,439	$14,742	$12,610
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(992)	1,830	(3,220)
Reclassification adjustment for gain (loss) on sale of available-for-sale securities included in net income	-	-	(7)
Total other comprehensive (loss) income before tax	(992)	1,830	(3,227)

DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	(347)	641	(1,099)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(645)	1,189	(2,128)
COMPREHENSIVE INCOME	$14,794	$15,931	$10,482

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
BALANCE — January 1, 2013	20,748	$207	$178,695	$7,308	$2,001	$188,211
Net income	-	-	-	12,610	-	12,610
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $1,099 and reclassification adjustment	-	-	-	-	(2,128)	(2,128)
Issuance of common stock, net of issuance costs	23	1	189	-	-	190
Stock-based compensation expense	-	-	335	-	-	335
BALANCE — December 31, 2013	20,771	$208	$179,219	$19,918	$(127)	$199,218
Net income	-	-	-	14,742	-	14,742
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $641 and reclassification adjustment	-	-	-	-	1,189	1,189
Issuance of common stock in connection with initial public offering, net of expenses	5,391	54	72,537	-	-	72,591
Issuance of common stock in connection with the exercise of stock options	14	-	117	-	-	117
Stock-based compensation expense	-	-	548	-	-	548
BALANCE — December 31, 2014	26,176	$262	$252,421	$34,660	$1,062	$288,405
Net income	-	-	-	15,439	-	15,439
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($350) and reclassification adjustment	-	-	-	-	(645)	(645)
Issuance of common stock in connection with the acquisition of Patriot Bancshares, Inc.	10,442	105	123,638	-	-	123,743
Issuance of common stock in connection with exercise of stock options	170	1	1,533	-	-	1,534
Stock-based compensation expense	-	-	926	-	-	926
BALANCE — December 31, 2015	36,788	$368	$378,518	$50,099	$417	$429,402

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,439	$14,742	$12,610
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,122	1,130	2,165
Accretion of loan discounts, net	(4,806)	(869)	(456)
Amortization of deposit premiums	(1,747)	(411)	(535)
Amortization of core deposit intangibles	847	303	246
Amortization and accretion of borrowing and debt valuation allowance, net	40	(4)	-
Provision for loan losses	17,864	2,693	2,373
Depreciation	1,849	1,485	1,352
Net (gain) loss on sale of available-for-sale securities	(772)	-	7
Net loss (gain) on sale of real estate acquired by foreclosure	81	(139)	(569)
Net gain on sale of mortgage loans HFS	(405)	(28)	-
Net gain on sale of guaranteed portion of loans	(3,484)	(2,867)	(1,229)
Originations of loans held for sale	(17,656)	(1,608)	-
Proceeds from sales of and principal collected on loans held for sale	19,875	2,681	-
Writedown of real estate acquired by foreclosure	530	141	-
Deferred income tax (benefit) expense	(3,409)	395	(540)
Stock-based compensation expense	707	964	335
Decrease (increase) in accrued interest receivable and other assets, net	2,208	1,061	(1,433)
(Decrease) increase in accrued interest payable and other liabilities, net	(1,379)	138	475
Net cash provided by operating activities	26,904	19,807	14,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	51,690	34,021	49,050
Proceeds from the sale of available-for-sale securities	109,444	19,179	6,736
Purchases of available-for-sale securities	(53,046)	(22,081)	(76,612)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	10,192	9,855	11,161
Purchases of held-to-maturity securities	(1,788)	(3,452)	(8,988)
Proceeds from sales of guaranteed portion of loans	38,201	32,205	13,186
Proceeds from sales of real estate acquired by foreclosure	2,587	1,825	3,655
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	359	103	(1,379)
Purchases of Federal Reserve Bank stock	(34)	(1,673)	(11)
Net increase in loans held for investment	(279,756)	(220,465)	(170,205)
Investment in construction of premises and purchases of other fixed assets	(1,349)	(984)	(2,699)
Net cash and cash equivalents received (paid) in connection with acquisitions	4,275	(30,789)	-
Net cash used in investing activities	(119,225)	(182,256)	(176,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	170,236	128,749	(13,544)
Net (decrease) increase in securities sold under agreements to repurchase	(1,532)	2,022	(897)
Net (proceeds) repayment of other short-term borrowed funds	(113,250)	(5,000)	75,307
Proceeds from other long-term borrowed funds	100,000	-	-
Repayment of other long-term borrowed funds	(8,684)	(1,864)	(43,486)
Proceeds from issuance of common stock due to exercise of stock options	1,534	117	190
Proceeds from issuance of common stock, net of issuance expenses	-	72,591	-
Net cash provided by financing activities	148,304	196,615	17,570

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$55,983	$34,166	$(143,735)

CASH AND CASH EQUIVALENTS:
Beginning of year	68,923	34,757	178,492
End of year	$124,906	$68,923	$34,757

SUPPLEMENTAL INFORMATION:
Interest paid	$11,549	$9,592	$11,374
Income taxes paid	$12,200	$9,200	$7,116
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$-	$-	$3,815
Stock issued in connection with the Patriot Bancshares acquisition	$123,743	$-	$-

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

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

Green Bank, N.A. (the “Bank”) is a national banking association, which was chartered under the laws of the United States of America as a national bank on February 17, 1999, as Redstone Bank. On September 14, 2007, the name was changed to Green Bank, N.A. The Bank provides commercial and consumer banking services in the greater Houston and Dallas metropolitan areas, and Austin, Louisville and Honey Grove.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and the prevailing practices within the financial services industry. A summary of significant accounting policies follows.

Basis of Presentation—The consolidated financial statements include the accounts of Green Bancorp and its subsidiaries. Intercompany transactions have been eliminated in consolidation. Operations are managed and financial performance is evaluated on a company‑wide basis. The Company operates its business as one segment providing banking services to a variety of customers.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN BANCORP, INC. AND SUBSIDIARIES

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

Accounting for Acquired Loans and the Allowance for Acquired Loan Losses — Acquisitions are accounted for using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the acquired loans incorporates assumptions regarding credit risk. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.  The excess of cash flows expected at acquisition over the estimated fair value is considered the accretable discount or premium and is recognized in interest income over the remaining life of the loan using the interest method.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bank-Owned Life Insurance (“BOLI”)—Bank-owned life insurance is stated at its cash surrender value. The BOLI was acquired with the Patriot and SharePlus acquisitions.  The Company is the beneficiary of life insurance policies on current and former officers and selected employees of the Company.

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

Goodwill and Other Intangibles—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs. We completed our annual impairment analysis of goodwill as of December 31, 2015. The goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

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

Income Taxes—Green Bancorp files a consolidated federal income tax return with its subsidiaries. Each computes income taxes as if it filed a separate return and remits to, or is reimbursed by, Green Bancorp based on the portion of taxes currently due or refundable.

Deferred income taxes are accounted for by applying the expected statutory tax rates at which the differences between the book basis and the tax basis of assets and liabilities are expected to be recovered. The resulting deferred tax assets and liabilities are adjusted to reflect changes in enacted tax laws or rates.

We record uncertain tax positions in accordance with FASB ASC 740, Income Taxes, on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

Business combinations— The Company applies the acquisition method of accounting for business combinations in accordance with FASB ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. The excess of the purchase price over the estimated fair value of the net assets, including identifiable intangible assets, for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets, including identifiable intangible assets, for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

GREEN BANCORP, INC. AND SUBSIDIARIES

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

FASB ASU No. 2014-09 — “Revenue from Contract with Customers (Topic 606)” supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.  The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption of this ASU becomes effective for the Company beginning after January 1, 2018, with retrospective application to each prior reporting period presented.  The Company is currently evaluating the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2014-11 — “Transfers and Servicing (Topic 860) – Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure” changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement.  The adoption of this ASU was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

FASB ASU No. 2014-12 — “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of the compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The adoption of this ASU was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

FASB ASU No. 2015-01— “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2015-02 — “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

FASB ASU No. 2015-05 — “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. ASU 2015-05 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-14 — “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” In August 2015, the FASB issued ASU 2015-14, which defers the effective date of the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) until the interim and annual reporting periods beginning after December 15, 2017. Earlier application is permitted for interim and annual reporting periods beginning after December 15, 2016. In May 2014, the FASB issued ASU 2014-09 that supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.  The core principal of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The adoption of ASU 2014-09 becomes effective for the Company beginning after January 1, 2018, with retrospective application to each prior reporting period presented.  The Company is currently evaluating the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-15 — “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.”  In August 2015, the FASB issued ASU 2015-15 that adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 did not have a material impact on the Company’s financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2015-16 —  “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

FASB ASU No. 2015-17 —  “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” In November 2015, the FASB issued ASU 2015-17, as part of its simplification initiative. The ASU requires entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of the provisions of ASU 2015-17 upon issuance did not have a material impact on the Company’s financial statements.

FASB ASU No. 2016-01 —  “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2016-02 —  “Leases (Topic 842).” In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 to supersede nearly all existing lease guidance under GAAP. The guidance would requires a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015		2014		2013
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$15,439		$14,742		$12,610

Basic:
Weighted average shares outstanding	28,839	$0.54	22,625	$0.65	20,748	$0.61

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	257		290		132
Total	29,096	$0.53	22,915	$0.64	20,880	$0.60

3. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated basis over an estimated life of six to nineteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of finalizing fair values for certain acquired assets and assumed liabilities and therefore the following estimates for the Patriot acquisition are preliminary.

Patriot Bancshares, Inc. - On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank with and into the Bank.  Patriot, headquartered in Houston, TX, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million.

Under the terms of the merger agreement, we issued 10.4 million shares of the Company’s common stock, with a total fair value of $123.7 million based on the closing price on October 1, 2015 of $11.85 per share, for all outstanding shares of Patriot common stock, including the converted Series D and Series F preferred stock.  In addition, Patriot’s $27.3 million Series B and Series C preferred stock were redeemed in connection with the closing.  Consistent with the Company’s strategy, the primary reasons for the Patriot acquisition were to enhance market share in Houston and Dallas, and improve profitability through cost savings and revenue synergies.

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of December 31, 2015.  These loans and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.  None of the goodwill recognized is expected to be deductible for income tax purposes.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected unaudited pro forma financial information reflecting the Patriot acquisition assuming it was completed as of January 1, 2014. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the Patriot acquisition actually been completed at the beginning of the periods presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and diluted earnings per common share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the Patriot acquisition occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the periods presented, and on the actual financial statements of Patriot for the 2014 period presented and in 2015 until the date of the Patriot acquisition, at which time Patriot’s results of operations were included in the Company’s financial statements.

The unaudited pro forma information, for the year ended December 31, 2015 and 2014, set forth below reflects adjustments related to (a) purchase accounting fair value adjustments; (b) amortization of core deposit and other intangibles; and (c) adjustments to interest income and expense due to amortization of premiums and accretion of discounts. Patriot acquisition related expenses incurred in the year ended December 31, 2015 are assumed to have occurred prior to January 1, 2014. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated potential cost savings.

	Pro forma for the
	Year Ended December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Net interest income	$132,396	$113,325
Noninterest income	20,635	22,140
Noninterest expense	93,074	94,282
Net income	26,545	25,680

Pro forma earnings per share:
Basic	$0.72	$0.78
Diluted	0.72	0.77

SP Bancorp, Inc. - On October 17, 2014, the Company completed the acquisition of SP Bancorp, Inc. and its wholly owned subsidiary SharePlus Bank.  SharePlus Bank was a Texas chartered state bank headquartered in Plano, Texas, with four branches, two in Plano, Texas, one in Dallas, Texas and one in Louisville, Kentucky.  The expansion complements the Company’s Dallas area growth.  As of September 30, 2014, SharePlus, on a consolidated basis, had $348.7 million in total assets, $248.2 million in loans, $280.5 million in deposits and $33.7 million in stockholders’ equity. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Pursuant to the terms of the acquisition agreement, the Company paid $46.4 million in cash for all outstanding shares of SP Bancorp, Inc.’s capital stock, which resulted in goodwill of $14.5 million.  Additionally, the Company recognized $3.5 million of core deposit intangibles as of December 31, 2014.

Acquisition Related Expenses - The Company incurred $4.8 million and $5.2 million of pre-tax acquisition related expenses during 2015 and 2014, respectively. The merger expenses are reflected on the Company's income statement for the applicable periods and are reported primarily in the categories of data processing, professional and regulatory fees, salaries and benefits, occupancy, software licenses and maintenance, marketing and other. Merger related costs incurred are presented in the table below by acquisition.

	2015	2014
	(Dollars in thousands)

Patriot Bancshares, Inc.	$4,490	$-
SP Bancorp, Inc.	386	5,226
Total	$4,876	$5,226

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Total cash and cash equivalents include restricted amounts of $70.0 million and $42.0 million at December 31, 2015 and 2014, respectively, as a result of this requirement.

5. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$57,108	$21	$(85)	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	100,002	2,022	(108)	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,821	74	(290)	28,605
Total	$185,931	$2,117	$(483)	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,823	$485	$(123)	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,890	87	(437)	33,540
Total	$50,713	$572	$(560)	$50,725

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	December 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$72,040	$71,983	$-	$-
Due after one year through five years	21,782	21,760	-	-
Due after ten years	236	244
	94,058	93,987	-	-

Mortgage-backed securities and collateralized mortgage obligations	181,321	182,034	42,130	41,996
Total	$275,379	$276,021	$42,130	$41,996

Proceeds from sales of securities classified as available‑for‑sale of $109.4 million were received during the years ended December 31, 2015.  Following the Patriot acquisition that occurred in October 2015,  $76.5 million of the acquired securities were sold and resulted in net gain of $195 thousand, which is comprised of $225 thousand in gross realized gains offset by $30 thousand in gross realized losses.

Proceeds from sales of securities classified as available‑for‑sale of $19.2 million and $6.7 million were received during the years ended December 31, 2014 and 2013, respectively. Immediately following the SharePlus acquisition, the acquired securities were sold at acquired market value, which resulted in no gain or loss for December 31, 2014. Net realized losses of $7 thousand were recorded as a result of these sales for the year ended December 31, 2013, which is comprised of $110 thousand in gross realized losses offset by $103 thousand in gross realized gains.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under FASB ASC 320, Investments—Debt and Equity Securities.

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

As of December 31, 2015, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more, likely than not, will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2015, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of December 31, 2015.

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	December 31, 2015
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,028	$(85)	$84,943	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	48,830	(184)	48,646	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,299	(314)	32,985	-	-	-
Corporate debt securities	2,009	(1)	2,008	-	-	-
Total	$169,166	$(584)	$168,582	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$3,220	$(48)	$3,172	$2,571	$(95)	$2,476
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,945	(73)	9,872	12,871	(292)	12,579
Total	$13,165	$(121)	$13,044	$15,442	$(387)	$15,055

	December 31, 2014
	Less than 12 Months			More than 12 Months
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$37,049	$(85)	$36,964	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	20,403	(53)	20,350	4,440	(56)	4,384
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	3,514	-	3,514	12,559	(289)	12,270
Total	$60,966	$(138)	$60,828	$16,999	$(345)	$16,654

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$4,564	$(122)	$4,442
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	12,414	(92)	12,322	13,988	(346)	13,642
Total	$12,414	$(92)	$12,322	$18,552	$(468)	$18,084

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average loss on securities in an unrealized loss position was 0.55% and 0.96% of the amortized cost basis at December 31, 2015 and 2014, respectively. There were six and twelve securities in an unrealized loss position of greater than 12 months at December 31, 2015 and 2014, respectively.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2015 or 2014.

Securities with an amortized cost of $14.9 million and $17.7 million and fair value of $15.0 million and $17.9 million were pledged and available to be sold under repurchase agreements at December 31, 2015 and 2014, respectively. Securities with an amortized cost of $97.3 million and $55.0 million and fair value of $97.1 million and $54.8 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at December 31, 2015 and 2014, respectively. Securities with an amortization cost and fair value of $2.2 million at December 31, 2015 were pledged to collateralize public deposits.  In addition, securities with an amortized cost of $2.8 million and $669 thousand and fair value of $2.9 million and $701 thousand were pledged as collateral for the Company’s derivative instruments at December 31, 2015 and 2014, respectively.

6. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	December 31, 2015

	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$850,048	$356,404	$1,206,452
Real estate:
Owner occupied commercial real estate	188,908	164,981	353,889
Commercial real estate	521,887	382,228	904,115
Construction, land & land development	242,611	116,202	358,813
Residential mortgage	120,260	173,223	293,483
Consumer and other	9,843	4,074	13,917
Total loans held for investment	$1,933,557	$1,197,112	$3,130,669

Total loans held for sale	$384	$-	$384

	December 31, 2014

	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$759,810	$28,600	$788,410
Real estate:
Owner occupied commercial real estate	148,197	15,395	163,592
Commercial real estate	308,521	30,485	339,006
Construction, land & land development	230,143	10,523	240,666
Residential mortgage	107,275	149,791	257,066
Consumer and other	6,785	3,630	10,415
Total loans held for investment	$1,560,731	$238,424	$1,799,155

Total loans held for sale	$573	$-	$573

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other loans includes various types of loans to consumers and overdrafts.  Loans are further separated between loans originated by the Company and loans acquired.

Included in the loans held for investment balance was $19.8 million and $10.3 million of net deferred loan origination fees and unamortized premium and discount at December 31, 2015 and 2014, respectively. Also included in loans at December 31, 2015 and 2014, respectively was $13.4 million and $1.4 million in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.3 million and $4.5 million at December 31, 2015 and 2014, respectively. Consumer and other loans include overdrafts of $560 thousand and $51 thousand as of December 31, 2015 and 2014, respectively.

The loan portfolio consists of various types of loans made principally to borrowers located in the Houston and Dallas metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions.  The risks created by this geographic concentration and our exposure to energy related borrowers have been considered by management in the determination of the adequacy of the allowance for loan losses.

Reserved-based energy loans outstanding represented approximately 4.2% and 8.7% of total funded loans, respectively, as of December 31, 2015 and 2014.  Energy related service industry loans represented approximately 5.2% and 5.2% of total funded loans, respectively, as of December 31, 2015 and 2014.  As of December 31, 2015, $32.3 million of reserved-based energy loans and $291 thousand of energy related service industry loans were impaired. Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Honey Grove, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSA’s.  The Company does not have any significant concentration to any one industry or customer. As of December 31, 2015 and 2014, there were no concentrations of loan related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, was as follows:

	December 31, 2015
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$434,014	$716,059	$56,379	$1,206,452
Real estate:
Owner occupied commercial real estate	22,255	197,434	134,200	353,889
Commercial real estate	77,547	671,159	155,409	904,115
Construction, land & land development	112,624	183,651	62,538	358,813
Residential mortgage	23,999	66,141	203,343	293,483
Consumer and other	9,427	3,326	1,164	13,917

Total loans held for investment	$679,866	$1,837,770	$613,033	$3,130,669

Fixed rate	$83,431	$485,204	$131,349	$699,984
Floating rate	596,435	1,352,566	481,684	2,430,685

Total loans held for investment	$679,866	$1,837,770	$613,033	$3,130,669

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of activity with respect to these related-party loans for the periods ended December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Beginning balance	$-	$-
Additions (at Acquisition)	10,003
Advances	-	2
Repayments	(262)	(2)
Ending Balance	$9,741	$-

Acquired Loans — The outstanding principal balance and recorded investment in loans acquired from Patriot at December 31, 2015 and October 1, 2015, was as follows:

	December 31,	October 1,
	2015	2015
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$50,325	$52,053
Recorded investment	37,538	38,581
Discount, net	$12,787	$13,472

Other acquired loans:
Outstanding principal balance	1,019,212	1,055,998
Deferred fees, net	(144)	-
Recorded investment	1,008,960	1,042,414
Discount, net	$10,108	$13,584

Total acquired loans:
Outstanding principal balance	1,069,537	1,108,051
Deferred fees, net	(144)	-
Recorded investment	1,046,498	1,080,995
Discount, net	$22,895	$27,056

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The outstanding principal balance and recorded investment in the total acquired loans from all acquisitions at December 31, 2015 and 2014, was as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$60,554	$16,224
Recorded investment	46,174	14,154
Discount, net	$14,380	$2,070

Other acquired loans:
Outstanding principal balance	1,162,068	226,284
Deferred fees, net	(162)	(3)
Recorded investment	1,150,938	224,270
Discount, net	$10,968	$2,011

Total acquired loans:
Outstanding principal balance	1,222,622	242,508
Deferred fees, net	(162)	(3)
Recorded investment	1,197,112	238,424
Discount, net	$25,348	$4,081

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)

Balance at beginning of period	$685	$603
Additions (at acquisition)	(71)	62
Reclassifications from (to) nonaccretable yield	563	161
Accretion	(211)	(141)
Balance at period end	$966	$685

Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications from nonaccretable yield to accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	December 31, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,064	$25	$2,089	$34,205	$-	$813,754	$850,048
Real estate:
Owner occupied commercial real estate	9,158	-	9,158	829	-	178,921	188,908
Commercial real estate	1,108	-	1,108	-	-	520,779	521,887
Construction, land & land development	181	-	181	472	-	241,958	242,611
Residential mortgage	890	-	890	197	-	119,173	120,260
Consumer and other	593	20	613	-	-	9,230	9,843

Total loans held for investment	$13,994	$45	$14,039	$35,703	$-	$1,883,815	$1,933,557

Acquired Loans
Commercial & industrial	$10,908	$-	$10,908	$420	$13,905	$331,171	$356,404
Real estate:
Owner occupied commercial real estate	741	-	741	-	7,149	157,091	164,981
Commercial real estate		-	-	1,590	12,288	368,350	382,228
Construction, land & land development	111	-	111	-	8,681	107,410	116,202
Residential mortgage	4,065	6	4,071	1,292	4,151	163,709	173,223
Consumer and other	52	1	53	-	-	4,021	4,074

Total loans held for investment	$15,877	$7	$15,884	$3,302	$46,174	$1,131,752	$1,197,112

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$7,266	$-	$7,266	$1,789	$-	$750,755	$759,810
Real estate:
Owner occupied commercial real estate	1,464	-	1,464	173	-	146,560	148,197
Commercial real estate	-	-	-	-	-	308,521	308,521
Construction, land & land development	677	-	677	940	-	228,526	230,143
Residential mortgage	382	16	398	1,277	-	105,600	107,275
Consumer and other	217	-	217	95	-	6,473	6,785

Total loans held for investment	$10,006	$16	$10,022	$4,274	$-	$1,546,435	$1,560,731

Acquired Loans
Commercial & industrial	$137	$-	$137	$-	$2,432	$26,031	$28,600
Real estate:
Owner occupied commercial real estate	-	-	-	-	1,248	14,147	15,395
Commercial real estate	1,141	-	1,141	570	7,261	21,513	30,485
Construction, land & land development	2,048	-	2,048	-	72	8,403	10,523
Residential mortgage	981	-	981	-	3,141	145,669	149,791
Consumer and other	7	-	7	-	-	3,623	3,630

Total loans held for investment	$4,314	$-	$4,314	$570	$14,154	$219,386	$238,424

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans as of the dates set forth:

	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans	$37,541	$2,127
Accruing loans past due 90 days or more	52	16
Restructured loans - nonaccrual	1,464	2,717
Restructured loans - accruing	5,988	2,257
Total nonperforming loans	$45,045	$7,117

Based on an analysis of impaired loans at December 31, 2015 and 2014, an allowance of $14.8 thousand and $468 thousand, respectively, was allocated to impaired loans. The average recorded investment in impaired loans for the years ended December 31, 2015 and 2014, was $16.7 million and $11.7 million, respectively. There was approximately $364 thousand, $667 thousand and $373 thousand in interest recognized on impaired loans, for the years ended December 31, 2015,  2014,  and 2013,  respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans of $39.0 million and $4.8 million at December 31, 2015 and 2014 respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for the years ended December 31, 2015, 2014, and 2013 was approximately $806 thousand, $401 thousand and $657 thousand, respectively.

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$2,612	$2,613	$-
Owner occupied commercial real estate	829	834	-
Commercial real estate	6,946	6,963	-
Construction, land & land development	268	268	-
Residential mortgage	1,423	1,418	-
Consumer and other	174	174	-

With an allowance recorded:
Commercial & industrial	$32,471	$32,510	$14,733
Construction, land & land development	204	204	92
Residential mortgage	66	67	15

Total:
Commercial & Industrial	$35,083	$35,123	$14,733
Real Estate	9,736	9,754	107
Consumer and other	174	174	-
	$44,993	$45,051	$14,840

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$1,424	$1,424	$-
Owner occupied commercial real estate	173	173	-
Commercial real estate	2,506	2,510	-
Construction, land & land development	969	969	-
Residential mortgage	1,277	1,277	-
Consumer and other	155	156	-

With an allowance recorded:
Commercial & industrial	$502	$502	$373
Consumer and other	95	95	95

Total:
Commercial & Industrial	$1,926	$1,926	$373
Real Estate	4,925	4,929	-
Consumer and other	250	251	95
	$7,101	$7,106	$468

GREEN BANCORP, INC. AND SUBSIDIARIES

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	December 31, 2015
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and other	Total
	(Dollars in thousands)

Grade 1	$6,464	$-	$84	$-	$268	$926	$7,742
Grade 2	6,348	-	-	-	-	-	6,348
Grade 3	189,370	17,996	27,851	4,973	63,118	622	303,930
Grade 4	798,335	304,827	770,241	328,296	221,463	11,695	2,434,857
Grade 5	48,083	4,696	49,275	15,103	1,222	499	118,878
Grade 6	46,068	16,114	20,246	1,288	1,109	116	84,941
Grade 7	63,254	2,278	22,540	-	663	59	88,794
Grade 8	27,276	829	1,590	472	1,489	-	31,656
Grade 9	7,349	-	-	-	-	-	7,349
	1,192,547	346,740	891,827	350,132	289,332	13,917	3,084,495

Purchased Credit Impaired	13,905	7,149	12,288	8,681	4,151	-	46,174
Total loans	$1,206,452	$353,889	$904,115	$358,813	$293,483	$13,917	$3,130,669

	December 31, 2014
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and other	Total
	(Dollars in thousands)

Grade 1	$2,410	$-	$-	$-	$285	$997	$3,692
Grade 2	5,338	-	-	-	-	-	5,338
Grade 3	183,109	26,830	33,347	7,605	57,945	2,956	311,792
Grade 4	484,214	133,051	283,401	222,209	192,565	6,067	1,321,507
Grade 5	62,783	1,016	1,935	3,692	99	150	69,675
Grade 6	42,995	-	2,680	-	447	121	46,243
Grade 7	3,341	1,273	9,812	6,148	1,307	29	21,910
Grade 8	1,788	174	570	940	1,277	95	4,844
Grade 9	-	-	-	-	-	-	-
	785,978	162,344	331,745	240,594	253,925	10,415	1,785,001

Purchased Credit Impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

GREEN BANCORP, INC. AND SUBSIDIARIES

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Year Ended December 31,
	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment
	(Dollars in thousands)

Commercial & industrial	6	$1,657	$862	4	$915	$353
Commercial real estate	1	5,417	5,356	1	580	570
Construction, land & land development	-	-	-	1	30	29
Consumer and other	-	-	-	1	125	121
Total	7	$7,074	$6,218	7	$1,650	$1,073

During the year ended December 31, 2015, the Company added $7.1 million in new troubled debt restructuring.  The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans.  Following the restructure, none were paid in full and $621 thousand defaulted on the modified terms and were charged off during the year.  Restructured loans are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $35 thousand relates to one loan at December 31, 2015.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the years ended December 31, 2015 and 2014, and the balance of loans receivable by the method of impairment evaluation at December 31, 2015 and 2014 is as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(2,647)	-	-	-	(63)	(146)	(2,856)
Recoveries	2,185	-	77	5	36	31	2,334
Provision	15,447	705	1,672	(293)	198	135	17,864
Balance - December 31, 2015	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947

As of December 31, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$8,352	$1,677	$4,537	$2,245	$801	$286	$17,898
Individually evaluated for impairment	14,733	-	-	92	15	-	14,840
Purchased credit impaired	45	2	154	8	-	-	209
Total allowance for loan losses	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947

Loans receivable:
Collectively evaluated for impairment	$1,157,464	$345,911	$884,881	$349,660	$287,843	$13,743	$3,039,502
Individually evaluated for impairment	35,083	829	6,946	472	1,489	174	44,993
Purchased credit impaired	13,905	7,149	12,288	8,681	4,151	-	46,174
Total loans evaluated for impairment	$1,206,452	$353,889	$904,115	$358,813	$293,483	$13,917	$3,130,669

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
Balance - January 1, 2014	$10,196	$874	$2,216	$1,103	$654	$1,318	$16,361
Charge-offs	(2,927)	-	-	-	-	(1,297)	(4,224)
Recoveries	118	14	1	-	20	622	775
Provision	758	86	725	1,530	(29)	(377)	2,693
Balance - December 31, 2014	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

As of December 31, 2014
Allowance for loan losses:
Collectively evaluated for impairment	$7,772	$971	$2,789	$2,622	$645	$171	$14,970
Individually evaluated for impairment	373	-	-	-	-	95	468
Purchased credit impaired	-	3	153	11	-	-	167
Total allowance for loan losses	$8,145	$974	$2,942	$2,633	$645	$266	$15,605

Loans receivable:
Collectively evaluated for impairment	$784,052	$162,171	$329,239	$239,625	$252,648	$10,165	$1,777,900
Individually evaluated for impairment	1,926	173	2,506	969	1,277	250	7,101
Purchased credit impaired	2,432	1,248	7,261	72	3,141	-	14,154
Total loans evaluated for impairment	$788,410	$163,592	$339,006	$240,666	$257,066	$10,415	$1,799,155

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREMISES AND EQUIPMENT

Premises and equipment as of dated indicated are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Land	$7,660	$7,652
Buildings and improvements	23,834	21,831
Furniture, fixtures and equipment	10,190	8,075
	41,684	37,558
Less accumulated depreciation	(13,948)	(12,358)
Total	$27,736	$25,200

Depreciation of premises and equipment totaled $1.8 million,  $1.5 million and $1.4 million for the year ended December 31, 2015,  2014 and 2013, respectively.

  9. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At December 31, 2015 and 2014, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2015.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2015 and 2014 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2013	$15,672	$984
Add - acquisition of SharePlus	14,457	3,467
Less - amortization	-	(303)
Balance - December 31, 2014	$30,129	$4,148
Add - acquisition of Patriot	55,162	8,261
Less - amortization	-	(847)
Balance - December 31, 2015	$85,291	$11,562

The Company initially records the total premium paid on acquisitions as goodwill.  After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet.  This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.  The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly.  As such, the Patriot acquisition completed during 2015 may be subject to adjustment.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of December 31, 2015 is as follows (dollars in thousands):

2016	$1,587
2017	1,472
2018	1,196
2019	1,080
2020	905
Thereafter	5,322
Total	$11,562

10. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Three months or less	$191,133	$83,584
Over three through six months	163,633	86,893
Over six through twelve months	209,954	95,389
Over one through two years	243,614	112,316
Over two through three years	94,238	43,191
Over three through four years	45,055	74,745
Over four through five years	39,956	9,158
Over five years	-	-
Total	$987,583	$505,276

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $6.7 million, $5.5 million and $6.1 million for the years ended December 31, 2015, 2014 and 2013 respectively.

The Company had $93.6 million and $5.7 million in brokered time deposits, at December 31, 2015 and 2014, respectively.

There are no major concentrations of deposits with any one depositor.

11. OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Federal Home Loan Bank advances	$223,265	$47,586
Repurchase agreements	3,073	4,605
Total	$226,338	$52,191

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2015 and 2014, borrowing capacity of $355.1 million and $367.2 million, respectively, was available under this arrangement and $223.3  million and $47.6 million, respectively, was outstanding with an average interest rate of 0.46% and 0.25% respectively.  The Company’s FHLB advances at December 31, 2015 mature within eight years.  The Company’s FHLB advances at December 31, 2014 mature within eight years. These borrowings are

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateralized by a blanket lien on certain real estate loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At December 31, 2015 and 2014,  $243.9  million and $377.3 million, respectively, were available under this arrangement and no borrowings were outstanding. The available capacity increased due to changes in collateral margins for Fed discount window lending.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of December 31, 2015 and 2014, there were no federal funds purchased outstanding.

12. SUBORDINATED DEBENTURES

At December 31, 2015, the Company had outstanding $13.2 million in subordinated debentures net of $9.0 million purchase discount. On October 1. 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at December 31, 2015 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 8, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of December 31, 2015 was 0.613%
(2)	All debentures are callable five years from issuance date

Each of the trusts is a capital trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are 100% owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
	(Dollars in thousands)

Current income tax provision	$13,723	$7,970	$7,446
Deferred income tax expense (benefit)	(3,409)	395	(540)
Total income tax provision	$10,314	$8,365	$6,906

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rates of 35% to income from continuing operations for the year ended December 31, 2015, 35% for the year ended December 31, 2014 and 35% for the year ended December 31, 2013, as follows:

	December 31,
	2015	2014	2013
	(Dollars in thousands)

Taxes calculated at statutory rate	$9,014	$8,087	$6,831
Increase (decrease) resulting from:
State tax expense, net of federal effect	196	209	174
Non-deductible expenses	45	35	65
Incentive stock compensation expense	31	34	5
Bank-owned life insurance income	(141)	-	-
Change in applicable statutory rate	-	-	(211)
Non-deductible acquisition related expenses	857	-	-
Other, net	312	-	42
Income tax provision—as reported	$10,314	$8,365	$6,906

Significant deferred tax assets and liabilities at the dates indicated were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Deferred tax assets:
Allowance for credit losses	$11,531	$5,462
Acquired loan valuation allowance	8,883	1,415
Real estate acquired by foreclosure write-downs	2,695	609
Net operating loss carryforward	1,755	1,862
Acquired deposit valuation allowance	1,631	392
Nonqualified stock options	1,464	1,229
Pre-opening expenses	144	167
Other	1,031	437
Total deferred tax assets	29,134	11,573
Deferred tax liabilities:
Goodwill and core deposit intangibles	4,532	1,630
Acquired subordinated debentures valuation allowance	3,143	-
Acquired investments valuation allowance	688	-
Deferred loan costs	603	658
Depreciable assets	381	239
Unrealized gain on available-for-sale securities	225	572
Other	52	6
Total deferred tax liabilities	9,624	3,105
Net deferred tax asset	$19,510	$8,468

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.    The deferred tax asset is evaluated by management on an ongoing basis to determine if a valuation allowance is required. Assessing the need for a valuation allowance requires that management evaluate all evidence, both negative and positive, to determine whether a valuation allowance is needed. Based on management’s analysis of the evidence, no valuation allowance was required to be recorded against the net deferred tax asset of $19.5 million at December 31, 2015. The deferred tax assets are primarily supported by future reversals of existing timing differences and the generation of future taxable income.

Net operating loss carryforwards for federal income tax purposes were $5.0 million and $5.3 million at December 31, 2015 and 2014, respectively. The carryforwards expire beginning in 2032.

In connection with the Patriot acquisition completed in October 2015, the Company recognized a $1.6 million liability for an uncertain tax position for the current year.  The full $1.6 million would, if recognized, affect the effective tax rate.    The uncertain tax position as of the dates indicated were as follows:

	2015	2014	2013
	(Dollars in thousands)

Unrecognized tax benefits - January 1	$-	$-	$-
Gross increases - tax positions in current period	1,625	-	-
Unrecognized tax benefits - December 31	$1,625	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction and the Texas, Kentucky and California state jurisdictions.  Other than described above, as of December 31, 2015 and 2014, the Company had identified no unrecognized tax benefits related to returns with open periods subject to examination. The Company is subject to examination from 2003 forward for federal income tax returns and from 2010 forward for state income tax returns. The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties.

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

Stock Options. At December 31, 2015 and 2014, respectively, there were 173,500 and 11,000 time based options outstanding under the 2014 Plan.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At December 31, 2015 there were 381,071 time-based options, 1,223,234 performance options and 375,529 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2014 there were 425,996 time-based options, 1,277,990 performance options and 396,521 super-performance options outstanding under the 2010 Option Plan.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At December 31, 2015 and 2014 there were 292,757 and 362,500 options outstanding under the 2006 Option Plan, respectively.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At December 31, 2015 and 2014, respectively, there were 234,573 and 297,278 options outstanding under the Redstone Option Plan.

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

The fair value of time‑based options granted during 2015 and 2014 was estimated using the following assumptions:

	2015	2014

Expected term (years)	6.5	6.5
Risk-free interest rate	1.66% - 2.06%	1.07% - 2.12%
Expected volatility	55%	56%
Dividend yield	-%	-%

A summary of changes in outstanding time‑based stock options as of December 31, 2015 and 2014, is as follows:

	Number of Options	Weighted- Average Exercise Price	Average Remaining Contractual Term (In Years)

Shares under option—December 31, 2014	1,096,774	$9.28	3.7
Shares granted	162,500	12.65
Shares forfeited or expired	(7,267)	9.54
Shares exercised	(170,106)	9.02
Shares under option—December 31, 2015	1,081,901	9.82	3.9
Shares exercisable—December 31, 2015	872,641	9.18	2.6

Shares under option—December 31, 2013	1,099,264	$9.19	4.6
Shares granted	14,042	15.70
Shares forfeited or expired	(2,366)	10.24
Shares exercised	(14,166)	8.25
Shares under option—December 31, 2014	1,096,774	9.28	3.7
Shares exercisable—December 31, 2014	1,020,743	9.14	3.4

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested time‑based options as of December 31, 2015 and 2014, is presented below:

	Number of Options	Average Grant-Date Fair Value

Nonvested options—December 31, 2014	76,031	$3.29
Shares granted	162,500	6.89
Shares forfeited	(7,267)	2.84
Shares vested	(22,004)	2.32
Nonvested options—December 31, 2015	209,260	$6.21

Nonvested options—December 31, 2013	188,471	$1.87
Shares granted	14,042	8.16
Shares forfeited	(2,028)	2.11
Shares vested	(124,454)	3.12
Nonvested options—December 31, 2014	76,031	$3.29

As of December 31, 2015 and 2014, there was $994 thousand and $193 thousand, respectively, of total unrecognized compensation expense related to nonvested share‑based compensation arrangements. That cost is expected to be recognized over a weighted‑average period of 3.67 years. The total fair value of shares vested during the years ended December 31, 2015 and 2014, was $22 thousand and $388 thousand, respectively.

Total stock‑based compensation expense that was charged against income was $707 thousand, $204 thousand and $335 thousand for 2015,  2014 and 2013, respectively. The total income tax benefit recognized in the statements of operations for share‑based compensation arrangements was $247 thousand, $71 thousand and $113 thousand for 2015,  2014 and 2013, respectively.

The Company issued 11,958 performance options during the year ended December 31, 2014 under the 2010 Option Plan. The performance‑based options will vest only upon the occurrence of a liquidity event. The numbers of options to be vested will be determined based on the achievement of specified performance and market metrics. The total fair value of the performance options granted during the year ended December 31, 2014 was $22 thousand. Stock‑based compensation expense related to the performance options will be recorded upon the occurrence of a qualifying liquidity event.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At December 31, 2015 and 2014 there were 292,500 and 275,000 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $800 thousand and $344 thousand in the year ended December 31, 2015 and 2014, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the book value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of December 31, 2015 and 2014, there were 103,000 and 134,000 units outstanding under the SAR Plan.

Prior to the initial public offering, the Company  elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by FASB ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  A reversal of stock based compensation expense of $218 thousand was recorded during the year ended December 31, 2015 to reflect the fair value of the SARs.  Stock based compensation expense of $416 thousand was recorded during the year ended December 31, 2014 to reflect the fair value of the SARs.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the years ended December 31, 2015,  2014 and 2013, were $1.0 million, $798 thousand and $690 thousand, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures, and operating leases, as of the date indicated are as follows:

	December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$776,368	$455,919	$120,477	$-	$1,352,764
Federal Home Loan Bank advances	111,404	112,642	94	520	224,660
Subordinated debentures	505	1,010	1,010	30,446	32,971
Operating leases	2,408	3,212	1,766	3,415	10,801
Total	$890,685	$572,783	$123,347	$34,381	$1,621,196

Payments for the Federal Home Loan Bank advances includes interest of $1.5 million that will be paid in future years.  Payments for subordinated debentures includes interest of $10.8 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at December 31, 2015.  Payments related to leases are based on actual payments specified in underlying contracts.

Leases — A summary as of December 31, 2015, of the Company’s noncancelable future operating lease commitments is as follows (in thousands):

2016	$2,408
2017	1,870
2018	1,342
2019	1,044
2020	722
Thereafter	3,415
Total	$10,801

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $1.9 million, $1.4 million and $1.4 million for the years ended December 31, 2015,  2014 and 2013 respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contractual or notional amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance sheet instruments.

The following is a summary of the various financial instruments outstanding as of the date set forth:

	December 31, 2015
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$304,396	$278,300	$95,497	$89,746	$767,939
Standby and commercial letters of credit	17,153	1,769	63	800	19,785
Total	$321,549	$280,069	$95,560	$90,546	$787,724

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

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap or cap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap or cap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Because we act as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	December 31, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$1,528

Correspondent interest rate swap:
pay fixed/receive floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$(1,612)

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$274

Correspondent interest rate swap:
pay fixed/receive floating	$24,485	4.87% - 5.99%	LIBOR 1 month + 3.25% - 4.50%	Wtd. Avg. 2.5 years	$(287)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	December 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value

	(Dollars in thousands)

Included in other assets:
Commercial customer counterparty:
Interest rate swap	$115,459	$1,528	$24,485	$274
Financial institution counterparty:
Interest rate cap	16,929	25	-	-
Total included in other assets	$132,388	$1,553	$24,485	$274

Included in other liabilities:
Financial institution counterparty:
Interest rate swap	$115,459	$(1,612)	$24,485	$(287)
Commercial customer counterparty:
Interest rate cap	16,929	(25)	-	-
Total included in other liabilities	$132,388	$(1,637)	$24,485	$(287)

The strike rate for the outstanding caps was 6.00% at December 31, 2015.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2015 with certain transition provisions fully phased in on January 1, 2019.  Prior to January 1, 2015 the Basel I Capital Rules applied to us.

Beginning on January 1, 2016, the capital conservation buffer will be effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2015 and 2014. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital(3)	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital(3)	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$268,770	14.0%	$154,052	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	252,963	13.1	77,026	4.0	N/A	N/A
Tier I capital (to average assets)	252,963	12.1	84,003	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$259,313	13.5%	$153,867	8.0%	$192,334	10.0%
Tier 1 capital (to risk weighted assets)	243,506	12.7	76,934	4.0	115,400	6.0
Tier I capital (to average assets)	243,506	11.6	83,738	4.0	104,673	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums
(3)	Common equity tier 1 capital is a new ratio required under Basel III Capital Rules effective January 1 2015.

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  No dividends were paid for the period ended December 31, 2015 and 2014.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$74,974	$201,047	$-	$276,021
Customer interest rate swaps	-	1,528	-	1,528
Correspondent interest rate caps	-	25	-	25

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,612	$-	$1,612
Customer interest rate caps	-	25	-	25

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$27,035	$160,530	$-	$187,565
Customer interest rate swaps	-	274	-	274

Financial Liabilities:
Correspondent interest rate swaps	$-	$287	$-	$287

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	December 31, 2015
	Level 3	Total	Losses for the Year Ended December 31, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$32,988	$32,988	$14,581
Real estate acquired by foreclosure	1,665	1,665	155

	December 31, 2014
	Level 3	Total	Losses for the Year Ended December 31, 2014
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$1,277	$1,277	$160
Real estate acquired by foreclosure	1,820	1,820	141

The estimated fair values of financial instruments were determined by management as of December 31, 2015 and 2014, and required judgment. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values presented.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subordinated debentures—The fair value of the subordinated debentures was calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures. Subordinated debentures fair value measurements utilize Level 2 inputs.

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

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$124,906	$124,906	$-	$-	$124,906
Available-for-sale securities	276,021	74,974	201,047	-	276,021
Held-to-maturity securities	42,130	-	41,996	-	41,996
Other securities	20,320	20,320	-	-	20,320
Loans held for sale	384	384	-	-	384
Loans held for investment	3,130,669	-	-	3,147,615	3,147,615
Real estate acquired by foreclosure	12,122	-	-	12,122	12,122
Total	$3,606,552	$220,584	$243,043	$3,159,737	$3,623,364

Financial Liabilities:
Deposits	$3,100,748	$-	$3,100,748	$-	$3,100,748
Securities sold under agreements to repurchase	3,073	-	3,073	-	3,073
Other borrowed funds	223,265	-	221,104	-	221,104
Subordinated debentures	13,187	-	13,187	-	13,187
Total	$3,340,273	$-	$3,338,112	$-	$3,338,112

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$68,923	$68,923	$-	$-	$68,923
Available-for-sale securities	187,565	27,035	160,530	-	187,565
Held-to-maturity securities	50,713	-	50,725	-	50,725
Other securities	11,365	11,365	-	-	11,365
Loans held for sale	573	573	-	-	573
Loans held for investment	1,799,155	-	-	1,788,454	1,788,454
Real estate acquired by foreclosure	4,863	-	-	4,863	4,863
Total	$2,123,157	$107,896	$211,255	$1,793,317	$2,112,468

Financial Liabilities:
Deposits	$1,845,713	$-	$1,849,281	$-	$1,849,281
Securities sold under agreements to repurchase	4,605	-	4,605	-	4,605
Other borrowed funds	47,586	-	47,561	-	47,561
Total	$1,897,904	$-	$1,901,447	$-	$1,901,447

19.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the consolidated financial statements were available to be issued.

On April 30, 2015, the Company announced a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  Under the stock repurchase agreement authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  The Company has repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program after December 31, 2015 and prior to the date of the report.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income, statements of comprehensive income and statements of cash flows for Green Bancorp, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2015	2014

ASSETS
CASH AND DUE FROM BANKS	$3,911	$1,290
INTEREST-BEARING DEPOSITS IN FINANCIAL INSTITUTIONS	6,411	7,376
Cash and cash equivalents	10,322	8,666
DEFERRED TAX ASSET, Net	-	124
INVESTMENT IN GREEN BANK, N.A.	420,966	278,949
INVESTMENT IN PATRIOT BANCSHARES CAPITAL TRUST I AND II	666	-
GOODWILL	12,673	-
OTHER ASSETS	1,236	714
TOTAL	$445,863	$288,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
SUBORDINATED DEBENTURES	13,187	-
DEFERRED TAX LIABILITY, Net	3,037	-
LIABILITIES—Other liabilities	$237	$47
Total liabilities	16,461	47
SHAREHOLDERS’ EQUITY:
Common stock	368	262
Capital surplus	378,518	252,422
Retained earnings	50,099	34,660
Accumulated other comprehensive income, net	417	1,062
Total shareholders’ equity	429,402	288,406
TOTAL	$445,863	$288,453

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	For the years ended December 31,
	2015	2014	2013

INCOME—Interest income	$39	$26	$23
Total income	39	26	23
EXPENSE—Subordinated debentures	227	-	-
General and administrative	3,293	1,894	1,012
Total expense	3,520	1,894	1,012
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY AND INCOME TAXES	(3,481)	(1,868)	(989)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY, Net of tax	17,995	15,957	13,253
INCOME BEFORE INCOME TAXES	14,514	14,089	12,264
BENEFIT FOR INCOME TAXES	925	654	346
NET INCOME	$15,439	$14,743	$12,610

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the years ended December 31,
	2015	2014	2013

NET INCOME	$15,439	$14,743	$12,610
OTHER COMPREHENSIVE INCOME BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(992)	1,830	(3,227)
Total other comprehensive income	(992)	1,830	(3,227)
DEFERRED TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	(347)	641	(1,099)
OTHER COMPREHENSIVE INCOME, NET OF TAX	(645)	1,189	(2,128)
COMPREHENSIVE INCOME	$14,794	$15,932	$10,482

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the years ended December 31,
	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,439	$14,743	$12,610
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed earnings of subsidiary	(17,995)	(15,957)	(13,253)
Amortization of debt valuation allowance	105
Deferred income tax (expense) benefit	(18)	17	14
Increase in other assets, net	(295)	(332)	(64)
Increase in other liabilities, net	146	34	9
Net cash used by operating activities	(2,618)	(1,495)	(684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributed to subsidiary		(67,508)	-
Net cash and cash equivalents paid in connection with acquisitions	2,740
Net cash provided by (used by) investing activities	2,740	(67,508)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of issuance expenses		72,591	-
Common stock issued in connection with the exercise of stock options	1,534	125	190
Net cash provided by financing activities	1,534	72,716	190
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,656	3,713	(494)
CASH AND CASH EQUIVALENTS:
Beginning of year	8,666	4,953	5,447
End of year	$10,322	$8,666	$4,953

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: March 30, 2016	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: March 30, 2016	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

Name		Title	Date

* Manuel J. Mehos		Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2016

/s/ John P. Durie John P. Durie		Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2016

* Stephen Eisenstein		Director	March 30, 2016

* William Don Ellis		Director	March 30, 2016

* Steven D. Lerner		Director	March 30, 2016

* Scott Schaen		Director	March 30, 2016

* Cas A. Schneller		Director	March 30, 2016

* Stefanie L. Shelley		Director	March 30, 2016

* Alan M. Silberstein		Director	March 30, 2016

* Robert B.B. Smith		Director	March 30, 2016

*By:	/s/ John P. Durie John P. Durie Attorney‑in‑Fact