Form 10-Q
period 2016-03-31
Green Bancorp, Inc.
filed 2016-05-13
CIK 1606363

N

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 12, 2016, there were 36,610,464 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•	our ability to comply with supervisory actions by federal banking agencies;
•	many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;
•	financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations;
•	substantial regulatory limitations on changes of control of bank holding companies;
•	changes in the scope and cost of Federal Deposit Insurance Corporation (the “FDIC”) insurance and other coverages;
•	systemic risks associated with the soundness of other financial institutions;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission (the “SEC”).

Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2015 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 10, 2015 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$22,614	$15,915
Fed funds sold	1,207	1,304
Interest bearing deposits in financial institutions	147,600	107,687
Total cash and cash equivalents	171,421	124,906

Available-for-sale securities, at fair value	262,816	276,021
Held-to-maturity securities, at amortized cost (fair value of $40,095 and $41,996, respectively)	40,022	42,130
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	10,926	7,207
Federal Home Loan Bank of Dallas stock	13,152	13,113
Total securities and other investments	327,582	339,137

Loans held for sale	-	384
Loans held for investment	3,168,183	3,130,669
Allowance for loan losses	(39,714)	(32,947)
Loans, net	3,128,469	3,098,106

Premises and equipment, net	27,252	27,736
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	11,160	11,562
Accrued interest receivable	8,483	7,768
Deferred tax asset, net	21,665	19,510
Real estate acquired by foreclosure	9,230	12,122
Bank owned life insurance	33,683	33,452
Other assets	25,173	26,567
TOTAL ASSETS	$3,849,409	$3,786,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$592,690	$643,354
Interest-bearing transaction and savings	1,069,931	1,104,630
Certificates and other time deposits	1,394,398	1,352,764
Total deposits	3,057,019	3,100,748

Securities sold under agreements to repurchase	3,544	3,073
Other borrowed funds	328,968	223,265
Subordinated debentures	13,292	13,187
Accrued interest payable	1,997	1,870
Other liabilities	13,679	14,612
Total liabilities	3,418,499	3,356,755

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 36,788,464 shares issued at both March 31, 2016 and December 31, 2015; 36,610,464 and 36,788,464 shares outstanding at March 31, 2016 and December 31, 2015, respectively	368	368
Capital surplus	378,845	378,518
Retained earnings	51,938	50,099
Accumulated other comprehensive income, net	1,012	417
Less treasury stock, at cost, 178,000 shares	(1,253)	-
Total shareholders’ equity	430,910	429,402
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,849,409	$3,786,157

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

INTEREST INCOME:
Loans, including fees	$37,345	$21,659
Securities	1,081	878
Other investments	173	110
Federal funds sold	1	-
Deposits in financial institutions	124	55
Total interest income	38,724	22,702

INTEREST EXPENSE:
Transaction and savings deposits	1,150	682
Certificates and other time deposits	2,763	1,474
Subordinated debentures	237	-
Other borrowed funds	346	30
Total interest expense	4,496	2,186

NET INTEREST INCOME	34,228	20,516
PROVISION FOR LOAN LOSSES	16,000	1,505
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,228	19,011

NONINTEREST INCOME:
Customer service fees	1,404	863
Loan fees	699	371
Gain on sale of held-for-sale loans, net	41	75
Gain on sale of guaranteed portion of loans, net	1,138	645
Other	873	131
Total noninterest income	4,155	2,085

NONINTEREST EXPENSE:
Salaries and employee benefits	11,979	8,757
Occupancy	2,030	1,460
Professional and regulatory fees	1,922	1,467
Data processing	970	644
Software license and maintenance	476	362
Marketing	298	148
Loan related	243	109
Real estate acquired by foreclosure, net	300	13
Other	1,269	796
Total noninterest expense	19,487	13,756

INCOME BEFORE INCOME TAXES	2,896	7,340
PROVISION FOR INCOME TAXES	1,057	2,691
NET INCOME	$1,839	$4,649

EARNINGS PER SHARE:
Basic	$0.05	$0.18
Diluted	$0.05	$0.18

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

NET INCOME	$1,839	$4,649
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain on securities available-for-sale	595	746
Total other comprehensive income before tax	595	746

DEFERRED TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	208	261
OTHER COMPREHENSIVE INCOME, NET OF TAX	387	485
COMPREHENSIVE INCOME	$2,226	$5,134

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$-	$288,405
Net income	-	-	-	4,649	-	-	4,649
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $261 and reclassification adjustment	-	-	-	-	485	-	485
Issuance of common stock in connection with exercise of stock options	-	-	2	-	-	-	2
Stock-based compensation expense	-	-	229	-	-	-	229
BALANCE — March 31, 2015	26,176	$262	$252,652	$39,309	$1,547	$-	$293,770

BALANCE — January 1, 2016	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net income	-	-	-	1,839	-	-	1,839
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $208 and reclassification adjustment	-	-	-	-	595	-	595
Purchase of treasury stock	-	-	-	-	-	(1,253)	(1,253)
Stock-based compensation expense	-	-	327	-	-	-	327
BALANCE — March 31, 2016	36,788	$368	$378,845	$51,938	$1,012	$(1,253)	$430,910

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,839	$4,649
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	209	270
Accretion of loan discounts, net	(2,546)	(713)
Amortization of deposit premiums	(1,092)	(241)
Amortization of core deposit intangibles	402	148
Accretion of borrowing valuation allowance	66	(6)
Provision for loan losses	16,000	1,505
Depreciation	641	426
Net loss (gain) on sale of real estate acquired by foreclosure	54	-
Net gain on sale of mortgage loans held-for-sale	(41)	(75)
Net gain on sale of guaranteed portion of loans	(1,138)	(645)
Originations of loans held-for-sale	(1,094)	(3,251)
Proceeds from sales of and principal collected on loans held-for-sale	1,519	2,960
Stock-based compensation expense	305	121
Deferred tax benefit	(2,475)	-
Increase in accrued interest receivable and other assets, net	448	1,371
Increase in accrued interest payable and other liabilities, net	(784)	(3,009)
Net cash provided by operating activities	12,313	3,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	13,931	11,042
Purchases of available-for-sale securities	-	(2,976)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	2,088	2,653
Proceeds from sales of guaranteed portion of loans	12,644	7,099
Proceeds from sales of real estate acquired by foreclosure	3,258	-
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(39)	1,378
Purchases of Federal Reserve Bank stock	(3,719)	(13)
Net increase in loans held for investment	(56,127)	(16,996)
Investment in construction of premises and purchases of other fixed assets	(157)	(43)
Net cash (used in) provided by investing activities	(28,121)	2,144

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	(42,637)	86,379
Net increase in securities sold under agreements to repurchase	471	8,407
Net proceeds of other short-term borrowed funds	121,000	(257)
Repayment of other long-term borrowed funds	(15,258)	(40,000)
Proceeds from issuance of common stock due to exercise of stock options	-	2
Purchase of treasury stock	(1,253)	-
Net cash provided by financing activities	62,323	54,531

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$46,515	$60,185

CASH AND CASH EQUIVALENTS:
Beginning of period	124,906	68,923
End of period	$171,421	$129,108

SUPPLEMENTAL INFORMATION:
Interest paid	$4,304	$2,222
Income taxes paid	$500	$-
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$420	$-

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

Green Bank, N.A. (the “Bank”) is a national banking association, which was chartered under the laws of the United States of America as a national bank on February 17, 1999, as Redstone Bank. On September 14, 2007, the name was changed to Green Bank, N.A. The Bank provides commercial and consumer banking services in the greater Houston and Dallas metropolitan areas.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$1,839		$4,649

Basic:
Weighted average shares outstanding	36,706	$0.05	26,176	$0.18

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	3		183
Total	36,709	$0.05	26,359	$0.18

The following table described the Company’s share repurchase activities for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)

January 1 - January 31, 2016	-	$-	-	$15,000,000
February 1 - February 29, 2016	178,000	7.04	178,000	13,746,730
March 1 - March 31, 2016	-	-	-	13,746,730
Total	178,000	$7.04	178,000
(1)

On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of March 31, 2016, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.  From February 2, 2016 through February 29, 2016, the Company made several repurchases under the program at an average price of $7.04 per share.

3. RECENT ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

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

FASB ASU No. 2015-02 — “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) Eliminate the presumption that a general partner should consolidate a limited partnership, (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

MARCH 31, 2016

(Unaudited)

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

FASB ASU No. 2016-09 — “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company as of January 1, 2017. The Company is currently evaluating the potential impact of ASU 2016-09 on the Company’s financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Patriot Bancshares, Inc. - On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank, with and into the Bank.  Patriot, headquartered in Houston, TX, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million.

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of March 31, 2016.  These loans and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.  None of the goodwill recognized is expected to be deductible for income tax purposes

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Total cash and cash equivalents include restricted amounts of $60.5 million and $70.0 million at March 31, 2016 and December 31, 2015, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,008	$49	$(1)	$85,056
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	122,999	1,629	(15)	124,613
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	49,226	42	(161)	49,107
Corporate debt securities	3,790	4	-	3,794
Obligations of municipal subdivisions	236	10	-	246
Total	$261,259	$1,734	$(177)	$262,816

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$14,350	$314	$(64)	$14,600
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	25,672	58	(235)	25,495
Total	$40,022	$372	$(299)	$40,095

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	March 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$72,020	$72,039	$-	$-
Due after one year through five years	16,778	16,811	-	-
Due after five years through ten years	236	246	-	-
	89,034	89,096	-	-

Mortgage-backed securities and collateralized mortgage obligations	172,225	173,720	40,022	40,095
Total	$261,259	$262,816	$40,022	$40,095

There were no sales of securities during the three months ended March 31, 2016 or 2015.

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

As of March 31, 2016, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2016, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2016, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of March 31, 2016.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	March 31, 2016
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$50,007	$(1)	$50,006	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	4,689	(15)	4,674	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	38,673	(161)	38,512	-	-	-
Corporate debt securities	-	-	-	-	-
Total	$93,369	$(177)	$93,192	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$-	$-	$3,744	$(64)	$3,680
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,688	(32)	9,656	8,843	(203)	8,640
Total	$9,688	$(32)	$9,656	$12,587	$(267)	$12,320

	December 31, 2015
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,028	$(85)	$84,943	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	48,830	(184)	48,646	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,299	(314)	32,985	-	-	-
Corporate debt securities	2,009	(1)	2,008	-	-	-
Total	$169,166	$(584)	$168,582	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$3,220	$(48)	$3,172	$2,571	$(95)	$2,476
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,945	(73)	9,872	12,871	(292)	12,579
Total	$13,165	$(121)	$13,044	$15,442	$(387)	$15,055

The average loss on securities in an unrealized loss position was 0.41% and 0.55% of the amortized cost basis at March 31, 2016 and December 31, 2015, respectively. There were six securities in an unrealized loss position of greater than 12 months at both March 31, 2016 and December 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2016 or December 31, 2015.

Securities with an amortized cost of $14.2 million and $14.9 million and fair value of $14.3 million and $15.0 million were pledged and available to be sold under repurchase agreements at March 31, 2016 and December 31, 2015, respectively. Securities with an amortized cost of $106.6 million and $97.3 million and fair value of $106.6 million and $97.1 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at March 31, 2016 and December 31, 2015, respectively. Securities with an amortization cost and fair value of $2.0 million and $2.2 million at March 31, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits.  In addition, securities with an amortized cost of $2.6 million and $2.8 million and fair value of $2.7 million and $2.9 million were pledged as collateral for the Company’s derivative instruments at March 31, 2016 and December 31, 2015, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	March 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$847,538	$283,172	$1,130,710
Real estate:
Owner occupied commercial real estate	205,050	162,457	367,507
Commercial real estate	636,539	383,860	1,020,399
Construction, land & land development	252,642	103,565	356,207
Residential mortgage	123,941	156,295	280,236
Consumer and other	9,838	3,286	13,124
Total loans held for investment	$2,075,548	$1,092,635	$3,168,183

Total loans held for sale	$-	$-	$-

	December 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$850,048	$356,404	$1,206,452
Real estate:
Owner occupied commercial real estate	188,908	164,981	353,889
Commercial real estate	521,887	382,228	904,115
Construction, land & land development	242,611	116,202	358,813
Residential mortgage	120,260	173,223	293,483
Consumer and other	9,843	4,074	13,917
Total loans held for investment	$1,933,557	$1,197,112	$3,130,669

Total loans held for sale	$384	$-	$384

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Included in the loans held for investment balance was $18.3 million and $19.8 million of net deferred loan origination fees and unamortized premium and discount at March 31, 2016 and December 31, 2015, respectively. Also included in loans at both March 31, 2016 and December 31, 2015 was $13.4 million in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.8 million and $7.3 million at March 31, 2016 and December 31, 2015, respectively. Consumer and other loans include overdrafts of $56 thousand and $560 thousand as of March 31, 2016 and December 31, 2015, respectively.

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

Reserved-based energy loans outstanding represented approximately 3.5% and 4.2% of total funded loans as of March 31, 2016 and December 31, 2015, respectively.  Energy related service industry loans represented approximately 5.3% and 5.2% of total funded loans as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016, $41.4 million of reserved-based energy loans and $766 thousand of energy related service industry loans were impaired.  Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Honey Grove, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSA’s.  The Company does not have any significant concentration to any one industry or customer. As of March 31, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	March 31, 2016
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$436,154	$630,935	$63,621	$1,130,710
Real estate:
Owner occupied commercial real estate	19,420	194,902	153,185	367,507
Commercial real estate	53,435	780,939	186,025	1,020,399
Construction, land & land development	122,512	156,712	76,983	356,207
Residential mortgage	19,752	68,554	191,930	280,236
Consumer and Other	9,030	3,017	1,077	13,124

Total loans held for investment	$660,303	$1,835,059	$672,821	$3,168,183

Fixed rate	$78,341	$486,314	$125,183	$689,838
Floating rate	581,962	1,348,745	547,638	2,478,345

Total loans held for investment	$660,303	$1,835,059	$672,821	$3,168,183

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

An analysis of activity with respect to these related-party loans for the periods ended March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Beginning balance	$9,741	$-
Additions (at Acquisition)	-	10,003
Advances	75	-
Repayments	(2,228)	(262)
Ending Balance	$7,588	$9,741

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$56,985	$60,554
Recorded investment	42,652	46,174
Discount, net	$14,333	$14,380

Other acquired loans:
Outstanding principal balance	1,058,575	1,162,068
Deferred fees, net	(54)	(162)
Recorded investment	1,049,983	1,150,938
Discount, net	$8,538	$10,968

Total acquired loans:
Outstanding principal balance	1,115,560	1,222,622
Deferred fees, net	(54)	(162)
Recorded investment	1,092,635	1,197,112
Discount, net	$22,871	$25,348

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$966	$685
Additions (at acquisition)	-	-
Reclassifications from (to) nonaccretable discount	-	480
Accretion	-	(63)
Balance at period end	$966	$1,102

Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications from nonaccretable discount to accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	March 31, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$9,397	$624	$10,021	$44,291	$-	$793,226	$847,538
Real estate:
Owner occupied commercial real estate	3,320	-	3,320	792	-	200,938	205,050
Commercial real estate	4,006	-	4,006	-	-	632,533	636,539
Construction, land & land development	1,687	-	1,687	458	-	250,497	252,642
Residential mortgage	820	-	820	743	-	122,378	123,941
Consumer and other	495	-	495	-	-	9,343	9,838
Total originated loans	$19,725	$624	$20,349	$46,284	$-	$2,008,915	$2,075,548

Acquired Loans
Commercial & industrial	$2,499	$9,745	$12,244	$478	$10,791	$259,659	$283,172
Real estate:
Owner occupied commercial real estate	807	-	807	739	6,981	153,930	162,457
Commercial real estate	6,370	1,026	7,396	1,555	12,175	362,734	383,860
Construction, land & land development	1,023	498	1,521	-	8,633	93,411	103,565
Residential mortgage	6,937	254	7,191	1,478	4,072	143,554	156,295
Consumer and other	39	-	39	-	-	3,247	3,286
Total acquired loans	$17,675	$11,523	$29,198	$4,250	$42,652	$1,016,535	$1,092,635
Total loans held for investment	$37,400	$12,147	$49,547	$50,534	$42,652	$3,025,450	$3,168,183

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

	December 31, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,064	$25	$2,089	$34,205	$-	$813,754	$850,048
Real estate:
Owner occupied commercial real estate	9,158	-	9,158	829	-	178,921	188,908
Commercial real estate	1,108	-	1,108	-	-	520,779	521,887
Construction, land & land development	181	-	181	472	-	241,958	242,611
Residential mortgage	890	-	890	197	-	119,173	120,260
Consumer and other	593	20	613	-	-	9,230	9,843
Total originated loans	$13,994	$45	$14,039	$35,703	$-	$1,883,815	$1,933,557

Acquired Loans
Commercial & industrial	$10,908	$-	$10,908	$420	$13,905	$331,171	$356,404
Real estate:
Owner occupied commercial real estate	741	-	741	-	7,149	157,091	164,981
Commercial real estate		-	-	1,590	12,288	368,350	382,228
Construction, land & land development	111	-	111	-	8,681	107,410	116,202
Residential mortgage	4,065	6	4,071	1,292	4,151	163,709	173,223
Consumer and other	52	1	53	-	-	4,021	4,074
Total acquired loans	$15,877	$7	$15,884	$3,302	$46,174	$1,131,752	$1,197,112
Total loans held for investment	$29,871	$52	$29,923	$39,005	$46,174	$3,015,567	$3,130,669

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans as of the dates set forth:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Nonaccrual loans	$49,264	$37,541
Accruing loans past due 90 days or more	12,147	52
Restructured loans - nonaccrual	1,270	1,464
Restructured loans - accruing	5,616	5,988
Total nonperforming loans	$68,297	$45,045

Based on an analysis of impaired loans at March 31, 2016 and December 31, 2015, an allowance of $13.5 million and $14.8 million, respectively, was allocated to impaired loans. The average recorded investment in impaired loans for the three months ended March 31, 2016 and for the year ended December 31, 2015, was $49.5 million and $16.7 million, respectively. There was approximately $90 thousand and $53 thousand in interest recognized on impaired loans, for the three months ended March 31, 2016 and 2015, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Impaired loans of $50.5 million and $39.0 million at March 31, 2016 and December 31, 2015 respectively, have been categorized by management as nonaccrual loans.  The increase was due primarily to energy-related migration to nonperforming and down grade of loans acquired through the Patriot acquisition.  Interest foregone on nonaccrual loans for the three months ended March 31, 2016 and 2015 was approximately $890 thousand and $164 thousand, respectively.

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$38,929	$7	$3,222	$4
Owner occupied commercial real estate	1,243	-	1,035	-
Commercial real estate	6,905	81	2,486	31
Construction, land & land development	462	-	795	15
Residential mortgage	1,787	-	1,380	-
Consumer and other	139	2	214	3
Total	$49,465	$90	$9,132	$53

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$3,097	$3,106	$-
Owner occupied commercial real estate	1,352	1,356	-
Commercial real estate	6,848	6,865	-
Construction, land & land development	259	259	-
Residential mortgage	1,997	1,987	-
Consumer and other	168	168	-

With an allowance recorded:
Commercial & industrial	$41,829	$41,875	$13,188
Owner occupied commercial real estate	177	181	181
Construction, land & land development	199	199	86
Residential mortgage	225	223	30

Total:
Commercial & industrial	$44,926	$44,981	$13,188
Real estate	11,057	11,070	297
Consumer and other	168	168	-
Total	$56,151	$56,219	$13,485

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$2,612	$2,613	$-
Owner occupied commercial real estate	829	834	-
Commercial real estate	6,946	6,963	-
Construction, land & land development	268	268	-
Residential mortgage	1,423	1,418	-
Consumer and other	174	174	-

With an allowance recorded:
Commercial & industrial	$32,471	$32,510	$14,733
Construction, land & land development	204	204	92
Residential mortgage	66	67	15

Total:
Commercial & Industrial	$35,083	$35,123	$14,733
Real Estate	9,736	9,754	107
Consumer and other	174	174	-
Total	$44,993	$45,051	$14,840

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

Grade 2 (Good Quality — Minimal Risk) — This category includes loans to investment grade entities with: good liquidity and financial condition; nominal term debt; strong debt service capability; solid management; and quality financial information. These loans are usually secured with current assets, but may be unsecured. Alternative financing from other lenders is generally available to these borrowers.

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

Grade 4 (Satisfactory Quality — Acceptable Risk — Tier Two) — This category includes loans to borrowers maintaining acceptable financial conditions; however, borrowers may exhibit certain characteristics of leverage or asset dependency that reflect a greater level of risk than Tier One credits. This category may also include borrowers exhibiting explainable interim losses within the previous three years and/or industry characteristics that warrant frequent monitoring.

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

MARCH 31, 2016

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

Grade 7 (Substandard — Accruing) — This category includes loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, or loans with identified weaknesses but where there is sufficient collateral value and/or cash flow coverage. This category includes loans that: (1) may require a secondary source of repayment (liquidation of collateral or repayment by a guarantor); (2) lack current financial information or appraisals; and/or (3) have collateral deficiencies such that the Company would be in an unsecured position with an obligor not deserving unsecured credit. This category may also include borrowers with operating losses in recent periods.

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

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	March 31, 2016
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$5,535	$-	$81	$-	$266	$939	$6,821
Grade 2	3,890	-	-	-	-	-	3,890
Grade 3	195,094	17,808	23,376	2,254	62,380	1,807	302,719
Grade 4	620,190	305,946	899,348	319,181	207,297	9,920	2,361,882
Grade 5	114,031	2,518	25,298	17,356	1,412	298	160,913
Grade 6	39,140	16,138	35,189	7,460	1,733	114	99,774
Grade 7	97,269	16,587	23,377	865	855	45	138,998
Grade 8	33,379	1,529	1,555	458	2,221	1	39,143
Grade 9	11,391	-	-	-	-	-	11,391
	1,119,919	360,526	1,008,224	347,574	276,164	13,124	3,125,531

Purchased Credit Impaired	10,791	6,981	12,175	8,633	4,072	-	42,652

Total loans	$1,130,710	$367,507	$1,020,399	$356,207	$280,236	$13,124	$3,168,183

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Three Months Ended
	March 31, 2016			March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of March 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of March 31, 2015
	(Dollars in thousands)

Commercial & industrial	-	$-	$-	1	$739	$689
Total	-	$-	$-	1	$739	$689

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the three months ended March 31, 2016, the Company did not add new troubled debt restructurings.  For the three months ended March 31, 2015, the Company added $739 thousand in new troubled debt restructurings of which $689 thousand was still outstanding on March 31, 2015.  The decrease in outstanding balance was due to payments totaling $50 thousand during the three months ended March 31, 2015. Restructured loans are individually evaluated for impairment.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - January 1, 2016	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947
Charge-offs	(9,880)	-	-	-	(6)	(20)	(9,906)
Recoveries	582	-	-	26	57	8	673
Provision	10,899	596	2,533	497	1,371	104	16,000
Balance - March 31, 2016	$24,731	$2,275	$7,224	$2,868	$2,238	$378	$39,714

As of March 31, 2016
Allowance for loan losses:
Collectively evaluated for impairment	$11,580	$2,083	$7,200	$2,779	$2,207	$378	$26,227
Individually evaluated for impairment	13,141	177	-	86	31	-	13,435
Purchased credit impaired	10	15	24	3	-	-	52
Total allowance for loan losses	$24,731	$2,275	$7,224	$2,868	$2,238	$378	$39,714

Loans receivable:
Collectively evaluated for impairment	$1,074,993	$358,997	$1,001,376	$347,116	$273,942	$12,956	$3,069,380
Individually evaluated for impairment	44,926	1,529	6,848	458	2,222	168	56,151
Purchased credit impaired	10,791	6,981	12,175	8,633	4,072	-	42,652
Total loans evaluated for impairment	$1,130,710	$367,507	$1,020,399	$356,207	$280,236	$13,124	$3,168,183

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(2,647)	-	-	-	(63)	(146)	(2,856)
Recoveries	2,185	-	77	5	36	31	2,334
Provision	15,447	705	1,672	(293)	198	135	17,864
Balance - December 31, 2015	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947

As of December 31, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$8,352	$1,677	$4,537	$2,245	$801	$286	$17,898
Individually evaluated for impairment	14,733	-	-	92	15	-	14,840
Purchased credit impaired	45	2	154	8	-	-	209
Total allowance for loan losses	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947

Loans receivable:
Collectively evaluated for impairment	$1,157,464	$345,911	$884,881	$349,660	$287,843	$13,743	$3,039,502
Individually evaluated for impairment	35,083	829	6,946	472	1,489	174	44,993
Purchased credit impaired	13,905	7,149	12,288	8,681	4,151	-	46,174
Total loans evaluated for impairment	$1,206,452	$353,889	$904,115	$358,813	$293,483	$13,917	$3,130,669

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(77)	-	-	-	-	(105)	(182)
Recoveries	597	-	1	-	12	4	614
Provision	(25)	334	923	(164)	398	39	1,505
Balance - March 31, 2015	$8,640	$1,308	$3,866	$2,469	$1,055	$204	$17,542

As of March 31, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$7,625	$1,305	$3,712	$2,458	$883	$204	$16,187
Individually evaluated for impairment	261	-	-	-	172	-	433
Purchased credit impaired	754	3	154	11	-	-	922
Total allowance for loan losses	$8,640	$1,308	$3,866	$2,469	$1,055	$204	$17,542

Loans receivable:
Collectively evaluated for impairment	$738,682	$164,512	$359,379	$270,638	$245,011	$9,919	$1,788,141
Individually evaluated for impairment	3,643	1,029	547	2,430	1,491	152	9,292
Purchased credit impaired	2,055	1,063	7,145	57	3,089	-	13,409
Total loans evaluated for impairment	$744,380	$166,604	$367,071	$273,125	$249,591	$10,071	$1,810,842

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Land	$7,660	$7,660
Buildings and improvements	23,930	23,834
Furniture, fixtures and equipment	10,251	10,190
	41,841	41,684
Less accumulated depreciation	(14,589)	(13,948)
Total	$27,252	$27,736

Depreciation of premises and equipment totaled $641 thousand and $426 thousand for the three months ended March 31, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At March 31, 2016 and December 31, 2015, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2015.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2014	$30,129	$4,148
Add - acquisition of Patriot	55,162	8,261
Less - amortization	-	(847)
Balance - December 31, 2015	$85,291	$11,562
Less amortization	-	(402)
Balance - March 31, 2016	$85,291	$11,160

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

March 31, 2016
(Dollars in thousands)

2016	$1,185
2017	1,472
2018	1,196
2019	1,080
2020	992
Thereafter	5,235
Total	$11,160

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Three months or less	$166,389	$191,133
Over three through six months	169,851	163,633
Over six through twelve months	330,450	209,954
Over one through two years	209,182	243,614
Over two through three years	85,885	94,238
Over three through four years	74,818	45,055
Over four through five years	12,407	39,956
Over five years	-	-
Total	$1,048,982	$987,583

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $2.8 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

The Company had $141.8 million and $93.6 million in brokered time deposits, at March 31, 2016 and December 31, 2015, respectively.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$328,968	$223,265
Repurchase agreements	3,544	3,073
Total	$332,512	$226,338

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At March 31, 2016 and December 31, 2015, total unused borrowing capacity of $609.1 million and $355.1 million, respectively, was available under this arrangement. At March 31, 2016, $329.0 million was outstanding with an average interest rate of 0.49% and all of the Company’s FHLB advances will mature within seven years. At December 31, 2015, $223.3 million was outstanding with an average interest rate of 0.46% and all of the Company’s FHLB advances will mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At March 31, 2016 and December 31, 2015, $244.3 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity increased due to changes in collateral margins for Dallas Fed discount window lending.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of March 31, 2016 and December 31, 2015, there were no federal funds purchased outstanding.

13. SUBORDINATED DEBENTURES

At March 31, 2016, the Company had outstanding $13.3 million in subordinated debentures net of $8.9 million purchase discount. On October 1. 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at March 31, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 8, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of March 31, 2016 was 0.629%.
(2)	All debentures are callable five years from issuance date.

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

14. INCOME TAXES

Income tax expense was $1.1 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective tax rate was 36.5% and 36.7% for the three months ended March 31, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

15. EMPLOYEE BENEFITS

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

Stock Options. At March 31, 2016 and December 31, 2015, there were 164,000 and 173,500 time based options outstanding under the 2014 Plan, respectively.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At March 31, 2016, there were 380,902 time based options, 1,223,234 performance options and 379,529 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2015, there were 381,071 time based options, 1,223,234 performance options and 379,529 super-performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At both March 31, 2016 and December 31, 2015, there were 292,757 options outstanding under the 2006 Option Plan.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At both March 31, 2016 and December 31, 2015, there were 234,573 options outstanding under the Redstone Option Plan.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At March 31, 2016 and December 31, 2015, there were 280,000 and 292,500 restricted stock units outstanding under the 2014 Plan, respectively.  Total restricted stock units compensation expense was $212 thousand and $206 thousand for the three months ended March 31, 2016 and 2015, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of March 31, 2016 and December 31, 2015, there were 93,000 and 103,000 units outstanding under the SAR Plan, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Prior to the initial public offering, the Company elected to account for the accrued SAR Plan liability under the intrinsic-value method as allowed for non-public companies by FASB ASC 718, Compensation — Stock Compensation.  During the quarter ended September 30, 2014, the Company began to account for the accrued SAR Plan liability utilizing the fair value method.  For the three months ended March 31, 2016 and 2015, a $22 thousand and $108 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended March 31, 2016 and 2015, were $326 thousand and $243 thousand, respectively.

16. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, FHLB advances, subordinated debentures, and operating leases, as of the date indicated are as follows:

	March 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$865,849	$404,159	$124,390	$-	$1,394,398
Federal Home Loan Bank advances	217,069	112,487	94	508	330,158
Subordinated debentures	541	541	1,624	30,894	33,600
Operating leases	1,857	3,365	1,919	3,841	10,982
Total	$1,085,316	$520,552	$128,027	$35,243	$1,769,138

Payments for the FHLB advances includes interest of $1.3 million that will be paid in future years.  Payments for subordinated debentures includes interest of $11.4 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at March 31, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated is as follows:

March 31, 2016
(Dollars in thousands)

2016	$1,857
2017	1,946
2018	1,419
2019	1,120
2020	799
Thereafter	3,841
Total	$10,982

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $502 thousand and $392 thousand for the three months ended March 31, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	March 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$302,404	$286,469	$89,161	$69,909	$747,943
Standby and commercial letters of credit	16,618	1,569	63	800	19,050
Total	$319,022	$288,038	$89,224	$70,709	$766,993

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

17. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap or cap agreements with those customers. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap or cap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The fair value amounts are included in other assets and other liabilities.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	March 31, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$137,251	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.2 years	$3,152

Correspondent interest rate swap:
pay fixed/receive floating	$137,251	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.2 years	$(3,321)

	December 31, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$1,528

Correspondent interest rate swap:
pay fixed/receive floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$(1,612)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

	(Dollars in thousands)

Included in other assets:
Commercial customer counterparty:
Interest rate swap	$137,251	$3,152	$115,459	$1,528
Financial institution counterparty:
Interest rate cap	16,848	7	16,929	25
Total included in other assets	$154,099	$3,159	$132,388	$1,553

Included in other liabilities:
Financial institution counterparty:
Interest rate swap	$137,251	$(3,321)	$115,459	$(1,612)
Commercial customer counterparty:
Interest rate cap	16,848	(7)	16,929	(25)
Total included in other liabilities	$154,099	$(3,328)	$132,388	$(1,637)

The strike rate for the outstanding caps was 6.00% at both March 31, 2016 and December 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

 18. REGULATORY MATTERS

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in on January 1, 2019.

Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Financial institutions are categorized as “well capitalized” or “adequately capitalized”, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of “adequately capitalized” as of March 31, 2016, and December 31, 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be “well capitalized”. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below “well-capitalized” status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	March 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$390,301	10.8%	$288,893	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	350,316	9.7	216,700	6.0	N/A	N/A
Common equity tier 1 capital	337,690	9.4	162,502	4.5	N/A	N/A
Tier I capital (to average assets)	350,316	9.5	147,047	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$383,777	10.6%	$288,861	8.0%	$361,076	10.0%
Tier 1 capital (to risk weighted assets)	343,792	9.5	216,646	6.0	288,861	8.0
Common equity tier 1 capital	343,792	9.5	162,484	4.5	234,700	6.5
Tier I capital (to average assets)	343,792	9.4	146,768	4.0	183,460	5.0

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the Office of the Comptroller of the Currency (the “OCC”) may require the Bank to maintain capital ratios above the required minimums.

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.    No dividends were paid for the periods ended March 31, 2016 and December 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$75,047	$187,769	$-	$262,816
Customer interest rate swaps	-	3,152	-	3,152
Correspondent interest rate caps	-	7	-	7

Financial Liabilities:
Correspondent interest rate swaps	$-	$3,321	$-	$3,321
Customer interest rate caps	-	7	-	7

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	March 31, 2016
	Level 3	Total	Losses for the Three Months Ended March 31, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$38,482	$38,482	$3,704
Other real estate owned	-	-	-

	March 31, 2015
	Level 3	Total	Losses for the Three Months Ended March 31, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$2,467	$2,467	$323
Other real estate owned	-	-	-

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$171,421	$171,421	$-	$-	$171,421
Available-for-sale securities	262,816	75,047	187,769	-	262,816
Held-to-maturity securities	40,022	-	40,095	-	40,095
Other securities	24,078	24,078	-	-	24,078
Loans held for sale	-	-	-	-	-
Loans held for investment	3,168,183	-	-	3,195,387	3,195,387
Real estate acquired by foreclosure	9,230	-	-	9,230	9,230
Total	$3,675,750	$270,546	$227,864	$3,204,617	$3,703,027

Financial Liabilities:
Deposits	$3,057,019	$-	$3,066,745	$-	$3,066,745
Securities sold under agreements to repurchase	3,544	-	3,544	-	3,544
Other borrowed funds	328,968	-	328,077	-	328,077
Subordinated debentures	13,292		13,292		13,292
Total	$3,402,823	$-	$3,411,658	$-	$3,411,658

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$124,906	$124,906	$-	$-	$124,906
Available-for-sale securities	276,021	74,974	201,047	-	276,021
Held-to-maturity securities	42,130	-	41,996	-	41,996
Other securities	20,320	20,320	-	-	20,320
Loans held for sale	384	384	-	-	384
Loans held for investment	3,130,669	-	-	3,147,615	3,147,615
Real estate acquired by foreclosure	12,122	-	-	12,122	12,122
Total	$3,606,552	$220,584	$243,043	$3,159,737	$3,623,364

Financial Liabilities:
Deposits	$3,100,748	$-	$3,100,748	$-	$3,100,748
Securities sold under agreements to repurchase	3,073	-	3,073	-	3,073
Other borrowed funds	223,265	-	221,104	-	221,104
Subordinated debentures	13,187	-	13,187	-	13,187
Total	$3,340,273	$-	$3,338,112	$-	$3,338,112

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for year ended December 31, 2015.

Except where the context otherwise requires or where otherwise indicated, in this Quarterly Report on Form 10-Q the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and our subsidiaries, including our banking subsidiary; Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A. In this Quarterly Report on Form 10-Q, we refer to the Houston—Sugar Land—Baytown and Dallas—Fort Worth—Arlington metropolitan statistical areas as the Houston and Dallas MSAs.

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

Total assets were $3.8 billion as of March 31, 2016, an increase of $63.3 million or 1.7% compared with December 31, 2015. Total deposits were $3.1 billion as of March 31, 2016, a decrease of $43.7 million or 1.4% compared with December 31, 2015. Total loans held for investment were $3.2 billion as of March 31, 2016, an increase of $37.5 million or 1.2% compared with December 31, 2015. At March 31, 2016 and December 31, 2015, we had $50.5 million and $39.0 million, respectively, in non-accrual loans and our allowance for loan losses was $39.7 million and $32.9 million, respectively. Shareholders’ equity was $430.9 million and $429.4 million at March 31, 2016 and December 31, 2015, respectively. The increases are primarily due to execution of our organic growth strategy.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2015. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

The general component of the allowance for loan losses related to probable but unidentified losses inherent in the portfolio is based on our actual historical loss experience and various qualitative factors.  The qualitative factors include lending policies and procedures, loan volume and terms, experience, depth and ability of lending management, volume and severity of past due loans and monitored loans, quality of loan review system, concentrations, value of collateral underlying collateral dependent loans,  economic conditions and other factors. The other factors considered may include the actual historical loss experience at the total portfolio level, a comparison of the allowance ratios to peer data, an analysis of the allowance by risk rating and other factors.

To arrive at the general component of the allowance, loans are first separated into originated and acquired groups and then further separated by loan type for each group. On a quarterly basis, the trends in various metrics related to each of the factors described above are reviewed to determine the appropriate level of change to be applied to each factor for the period.  The factors described above are calculated for the applicable loan groups and for each loan type within the applicable group and then applied to the loan balance by type to calculate the general reserve. The actual loss factor is based on our actual three year loss history as a percentage of loans by type.  A minimum actual loss factor equal to the average three year loss history for the total loan portfolio is included as a qualitative factor.  The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating, or other conditions beyond our control.

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

Emerging Growth Company—Pursuant to the Jumpstart Our Business Startups Act, an emerging growth company can elect to opt in to any new or revised accounting standards that may be issued by the FASB or the SEC otherwise applicable to non-emerging growth companies. We have elected to opt in to such standards, which election is irrevocable.

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of March 31, 2016.  These goodwill, core deposit intangible and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.

See “Note 4 – Acquisitions” for further information.

Results of Operations

Net income available to common shareholders was $1.8 million for the three months ended March 31, 2016 compared with $4.6 million for the three months ended March 31, 2015, a decrease in net income of $2.8 million or 60.4%.  Earnings per common share on a diluted basis was $0.05 for the three months ended March 31, 2016 compared with $0.18 for the same period in 2015, a decrease of $0.13 or 72.2%.  The decrease in net income was principally due to increases in provision for loan losses and noninterest expense offset by increased interest income resulting from growth in loans compared to the same period in 2015. We experienced returns on average common equity of 1.68% and 6.46%, returns on average assets of 0.20% and 0.85% and efficiency ratios of 50.8% and 60.9% for the three months ended March 31, 2016 and 2015, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The decrease in the efficiency ratio was primarily due to increased net interest income.

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

Net interest income before the provision for loan losses for the three months ended March 31, 2016 was $34.2 million compared with $20.5 million for the three months ended March 31, 2015, an increase of $13.7 million or 66.8%.  The increase was primarily due to a 75.1% increase in average loan volume largely driven by the Patriot acquisition, as well as the marketing activity of our portfolio bankers within our target markets. Interest income was $38.7 million for the three months ended March 31, 2016, an increase of $16.0 million or 70.6% compared with the three months ended March 31, 2015. Interest income on loans was $37.3 million for the three months ended March 31, 2016, an increase of $15.7 million or 72.4% compared with the three months ended March 31, 2015 primarily due to the increase in average loans outstanding somewhat offset by the decrease in average loan yield. Interest income on securities was $1.1 million for the three months ended March 31, 2016, an increase of $203 thousand compared with the three months ended March 31, 2015 primarily due to a 32.6% increase in average securities volume, somewhat offset by a 12 basis point decrease in the average yield on the securities portfolio. Average interest-bearing liabilities increased $1.2 billion for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and average rate on interest-bearing liabilities increased from 0.60% to 0.67% for the same time period resulting in an overall increase in interest expense of $2.3 million. During the three months ended March 31, 2016, average noninterest-bearing deposits increased $173.7 million from $430.5 million during the three months ended March 31, 2015 to $604.3 million for the three months ended March 31, 2016. Total cost of funds, including noninterest-bearing deposits increased 8 basis points to 0.55% for the three months ended March 31, 2016 compared to 0.46% for the same period in 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended March 31, 2016 was 3.87%, a decrease of 6 basis points compared with 3.93% for the same period in 2015.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,124,711	$37,345	4.81%	$1,784,400	$21,659	4.92%
Securities	312,861	1,081	1.39	235,946	878	1.51
Other investments	22,498	173	3.09	10,435	110	4.28
Federal funds sold	2,507	1	0.16	639	-	-
Interest earning deposits in financial institutions	94,902	124	0.53	86,536	55	0.26
Total interest-earning assets	3,557,479	38,724	4.38%	2,117,956	22,702	4.35%

Allowance for loan losses	(33,080)			(15,784)
Noninterest-earning assets	245,025			105,697
Total assets	$3,769,424			$2,207,869

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,066,999	$1,150	0.43%	$788,020	$682	0.35%
Certificates and other time deposits	1,342,562	2,763	0.83	639,300	1,474	0.94
Securities sold under agreements to repurchase	4,121	2	0.20	15,194	6	0.16
Other borrowed funds	280,838	344	0.49	35,540	24	0.27
Subordinated debentures	13,244	237	7.20	-	-	-
Total interest-bearing liabilities	2,707,764	4,496	0.67%	1,478,054	2,186	0.60%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	604,261			430,542
Other liabilities	16,654			7,599
Total liabilities	3,328,679			1,916,195
Shareholders’ equity	440,745			291,674
Total liabilities and shareholders’ equity	$3,769,424			$2,207,869

Net interest rate spread			3.71%			3.75%
Net interest income and margin(1)		$34,228	3.87%		$20,516	3.93%

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

	For the Three Months Ended
	March 31,
	2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$16,404	$(718)	$15,686
Securities	289	(86)	203
Other investments	128	(65)	63
Federal funds sold	-	1	1
Interest-earning deposits in financial institutions	5	64	69
Total increase (decrease) in interest income	16,826	(804)	16,022

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$243	$225	$468
Certificates and other time deposits	1,635	(346)	1,289
Securities sold under agreements to repurchase	(4)	-	(4)
Other borrowings	167	153	320
Subordinated debentures	-	237	237
Total increase (decrease) in interest expense	2,041	269	2,310
Increase (decrease) in net interest income	$14,785	$(1,073)	$13,712

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2016 was $39.7 million, representing 1.25% of total loans as of such date.

We recorded $16.0 million in provision for loan losses for the three months ended March 31, 2016 compared with $1.5 million in provision for the same period in 2015. The first quarter provision reflects the addition of $8.0 million in specific reserves and an increase in general reserves of $8.0 million driven by the increase in the Company’s historical loss factor, increases in classified loans, loan growth, and economic factors and an increase in the Company’s historical loss general reserve factor.  Net charge-offs for the three months ended March 31, 2016 were $9.2 million compared with net recoveries of $432 thousand for the three months ended March 31, 2015. This increase reflected an increase in gross charge-offs to $9.9 million, primarily due to the charge off of an energy production loan,  from $182 thousand for the three months ended March 31, 2016 and 2015, respectively, and an increase in recoveries to $673 thousand from $614 thousand for the three months ended March 31, 2016 and 2015, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended March 31, 2016, noninterest income totaled $4.2 million, an increase of $2.1 million or 99.3% compared with the three months ended March 31, 2015. This increase was primarily due to a $541 thousand increase in customer service fees, a $493 thousand increase in gain on sale of guaranteed portion of loans, a $323 thousand increase in swap income, a $328 thousand increase in loan fees, and a $177 thousand increase in bank owned life insurance income mainly due to the Patriot acquisition.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)

Customer service fees	$1,404	$863
Loan fees	699	371
Gain on sale of guaranteed portion of loans	1,138	645
Gain on sale of loans held-for-sale, net	41	75
Other	873	131
Total noninterest income	$4,155	$2,085

Noninterest Expense

For the three months ended March 31, 2016, noninterest expense totaled $19.5 million, an increase of $5.7 million or 41.7% compared with the three months ended March 31, 2015. The increase was primarily due to increases related to ongoing acquired Patriot operations.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)

Salaries and employee benefits (1)	$11,979	$8,757
Non-staff expenses:
Occupancy	2,030	1,460
Professional and regulatory fees	1,922	1,467
Data processing	970	644
Software license and maintenance	476	362
Marketing	298	148
Loan related	243	109
Real estate acquired by foreclosure, net	300	13
Other	1,269	796
Total noninterest expense	$19,487	$13,756

(1)	Total salaries and employee benefits include stock based compensation of $306 thousand and $121 million for the three months ended March 31, 2016 and 2015, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 50.8% for the three months ended March 31, 2016, compared with 60.9% for the three months ended March 31, 2015. The decrease was primarily due to increased net interest income and noninterest income, offset by an increase in noninterest expense primarily due to the Patriot acquisition.

Income Taxes

Income tax expense decreased $1.6 million, or 60.7% to $1.1 million for the three months ended March 31, 2016, compared with $2.7 million for the same period in 2015. The decrease was primarily attributable to lower pre-tax earnings for the three months ended March 31, 2016 compared with the same period in 2015.  The effective income tax rate for the three months ended March 31, 2016 and 2015 was 36.5% and 36.7%, respectively.

Financial Condition

Loan Portfolio

At March 31, 2016, total loans held for investment were $3.2 billion, an increase of $37.5 million or 1.2% compared with December 31, 2015. This increase was primarily due to continued opportunities for our portfolio bankers to generate new loans and expand existing relationships within our target markets.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	March 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial & industrial	$1,130,710	35.7%	$1,206,452	38.5%
Real Estate:
Owner occupied commercial real estate	367,507	11.6	353,889	11.3
Commercial real estate	1,020,399	32.2	904,115	28.9
Construction, land & land development	356,207	11.2	358,813	11.5
Residential mortgage	280,236	8.9	293,483	9.4
Consumer and Other	13,124	0.4	13,917	0.4
Total loans held for investment	$3,168,183	100.0%	$3,130,669	100.0%

Total loans held for sale	$-	-%	$384	100.0%

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $68.3 million in nonperforming loans at March 31, 2016, compared with $45.0 million at December 31, 2015. The ratio of nonperforming loans to total loans was 2.16% at March 31, 2016 compared with 1.44% at December 31, 2015.

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

The following table presents information regarding nonperforming loans at the dates indicated:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Nonaccrual loans	$49,264	$37,541
Accruing loans 90 or more days past due	12,147	52
Restructured loans—nonaccrual	1,270	1,464
Restructured loans—accrual	5,616	5,988
Total nonperforming loans	$68,297	$45,045

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2016 was $39.7 million, representing 1.25% of total loans, compared with $32.9 million, or 1.05% of total loans, at December 31, 2015. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended
	March 31,
	2016	2015
	(Dollars in thousands)

Average loans outstanding (1)	$3,124,522	$1,783,456
Total loans outstanding at end of period (1)	3,168,183	1,810,842
Allowance for loan losses at beginning of period	32,947	15,605
Provision for loan losses	16,000	1,505
Charge-offs:
Commercial and industrial	(9,880)	(77)
Residential mortgage	(6)	-
Consumer and Other	(20)	(105)
Total charge-offs	(9,906)	(182)
Recoveries:
Commercial and industrial	582	597
Commercial real estate	-	1
Construction, land & land development	26	-
Residential mortgage	57	12
Consumer and Other	8	4
Total recoveries	673	614
Net recoveries (charge-offs)	(9,233)	432
Allowance for loan losses at end of period	$39,714	$17,542

Ratio of allowance to end of period loans	1.25%	0.97%
Ratio of net recoveries (charge-offs) to average loans	(0.30)%	0.02%

(1)	Excluding loans held for sale

Please see “—Critical Accounting Policies—Allowance for loan losses” for additional discussion of our allowance policy.

In connection with our review of the loan portfolio, we consider risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

•

for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

•

for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•

for one-to-four family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan-to-value ratio, and the age, condition and marketability of collateral; and

•

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan-to-value ratio.

Acquired loans are recorded at fair value as of the date of acquisition. Determining the fair value of the acquired loans involves estimating the amount and timing of future expected cash flows and discounting those cash flows at a market rate of interest. Acquired loans with evidence of credit deterioration and the probability that all contractually required payments will not be collected as of the date of acquisition are accounted for in accordance with ASC 310-30, and the difference between contractually required payments at acquisition and the cash flows expected to be collected is considered the non-accretable discount. The non-accretable discount represents the future credit losses expected to be incurred over the life of the loan. No corresponding allowance for loan losses is recorded for these loans at acquisition.

We believe that the allowance for loan losses at March 31, 2016 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2016, the carrying amount of investment securities totaled $302.8 million, a decrease of $15.3 million or 4.8% compared with $318.2 million at December 31, 2015. At March 31, 2016, securities represented 7.9% of total assets compared with 8.4% at December 31, 2015.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,008	$49	$(1)	$85,056
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	122,999	1,629	(15)	124,613
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	49,226	42	(161)	49,107
Corporate debt securities	3,790	4	-	3,794
Obligations of municipal subdivisions	236	10	-	246
Total	$261,259	$1,734	$(177)	$262,816

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$14,350	$314	$(64)	$14,600
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	25,672	58	(235)	25,495
Total	$40,022	$372	$(299)	$40,095

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of March 31, 2016, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first three months of 2016 or the 2015 fiscal year.

Deposits

Total deposits at March 31, 2016 were $3.1 billion, a decrease of $43.7 million or 1.4% compared with December 31, 2015. Noninterest bearing deposits at March 31, 2016 were $592.7 million compared with $643.4 million at December 31, 2015, a decrease of $50.7 million or 7.9%. Interest bearing deposits at March 31, 2016 were $2.5 billion an increase of $7.0 million or 0.3% compared with December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$173,154	0.11%	$135,727	0.11%
Money market and savings deposits	893,845	0.50	652,293	0.40
Certificates and other time deposits	1,342,562	0.83	639,300	0.94
Total interest-bearing deposits	$2,409,561	0.65	$1,427,320	0.61
Noninterest-bearing deposits	604,261	-	430,542	-
Total deposits	$3,013,822	0.52%	$1,857,862	0.47%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$328,968	$223,265
Repurchase agreements	3,544	3,073
Total	$332,512	$226,338

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At March 31, 2016 and December 31, 2015, total unused borrowing capacity of $609.1 million and $355.1 million, respectively, was available under this arrangement. At March 31, 2016, $329.0 million was outstanding with an average interest rate of 0.49% and will mature within seven years. At December 31, 2015, $223.3 million was outstanding with an average interest rate of 0.46% and will mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At March 31, 2016 and December 31, 2015, $244.3 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of March 31, 2016 and December 31, 2015, there were no federal funds purchased outstanding.

Subordinated Debentures

At March 31, 2016, the Company had outstanding $13.3 million in subordinated debentures net of $8.9 million purchase discount, respectively. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at March 31, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 8, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037
(1)	The 3-month LIBOR in effect as of March 31, 2016 was 0.629%.
(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the three months ended March 31, 2016 and the 2015 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB. Although access to purchased funds from correspondent banks and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of March 31, 2016, we had outstanding $747.9 million in commitments to extend credit and $19.0 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of March 31, 2016, we had cash and cash equivalents of $171.4 million, an increase of $46.5 million compared with $124.9 million as of December 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2016 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $1.3 million that will be paid in future years.  Payments for subordinated debentures includes interest of $11.4 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at March 31, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

	March 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$865,849	$404,159	$124,390	$-	$1,394,398
Federal Home Loan Bank advances	217,069	112,487	94	508	330,158
Subordinated debentures	541	541	1,624	30,894	33,600
Operating leases	1,857	3,365	1,919	3,841	10,982
Total	$1,085,316	$520,552	$128,027	$35,243	$1,769,138

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	March 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$302,404	$286,469	$89,161	$69,909	$747,943
Standby and commercial letters of credit	16,618	1,569	63	800	19,050
Total	$319,022	$288,038	$89,224	$70,709	$766,993

Capital Resources

Total shareholders’ equity was $430.9 million at March 31, 2016, an increase of $1.5 million or 0.4% compared with $429.4 million at December 31, 2015. The increase was the result of retained earnings of $1.8 million for the three month period ended March 31, 2016, an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings and an increase due to stock compensation expense which was offset by Company’s treasury stock purchases of $1.5 million.

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III Capital Rules. The Basel III Capital Rules, among other things, (i) introduce CET1, a new capital measure, (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in on January 1, 2019.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of March 31, 2016 and December 31, 2015 to the minimum and well capitalized regulatory standards:

	March 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$390,301	10.8%	$288,893	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	350,316	9.7	216,700	6.0	N/A	N/A
Common equity tier 1 capital	337,690	9.4	162,502	4.5	N/A	N/A
Tier I capital (to average assets)	350,316	9.5	147,047	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$383,777	10.6%	$288,861	8.0%	$361,076	10.0%
Tier 1 capital (to risk weighted assets)	343,792	9.5	216,646	6.0	288,861	8.0
Common equity tier 1 capital	343,792	9.5	162,484	4.5	234,700	6.5
Tier I capital (to average assets)	343,792	9.4	146,768	4.0	183,460	5.0

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as “Well Capitalized” under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability and funds management policies approved by the Company’s board of directors.

The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net income and the balance sheet, respectively.  See the Company’s Annual Report on Form 10-K for year ended December 31, 2015 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Market Risk”.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015 and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 10, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) See “Note 2 – Earnings per Common Share” in Part I Item 1 in this quarterly report on Form 10-Q.

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

Green Bancorp, Inc. (Registrant)

Date: May 13, 2016	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: May 13, 2016	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer