Form 10-Q
period 2016-06-30
Green Bancorp, Inc.
filed 2016-08-12
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 9, 2016, there were 36,797,630 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2015 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 10, 2014 may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$20,449	$15,915
Fed funds sold	82	1,304
Interest bearing deposits in financial institutions	179,419	107,687
Total cash and cash equivalents	199,950	124,906

Available-for-sale securities, at fair value	197,401	276,021
Held-to-maturity securities, at amortized cost (fair value of $39,909 and $41,996, respectively)	39,628	42,130
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	10,936	7,207
Federal Home Loan Bank of Dallas stock	6,984	13,113
Total securities and other investments	255,615	339,137

Loans held for sale	6,253	384
Loans held for investment	3,189,436	3,130,669
Allowance for loan losses	(47,420)	(32,947)
Loans, net	3,148,269	3,098,106

Premises and equipment, net	26,706	27,736
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	10,758	11,562
Accrued interest receivable	7,685	7,768
Deferred tax asset, net	25,567	19,510
Real estate acquired by foreclosure	6,216	12,122
Bank owned life insurance	33,915	33,452
Other assets	27,475	26,567
TOTAL ASSETS	$3,827,447	$3,786,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$583,347	$643,354
Interest-bearing transaction and savings	1,208,960	1,104,630
Certificates and other time deposits	1,414,954	1,352,764
Total deposits	3,207,261	3,100,748

Securities sold under agreements to repurchase	3,227	3,073
Other borrowed funds	150,000	223,265
Subordinated debentures	13,397	13,187
Accrued interest payable	2,202	1,870
Other liabilities	16,419	14,612
Total liabilities	3,392,506	3,356,755

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 36,797,630 and 36,788,464 shares issued at June 30, 2016 and December 31, 2015, respectively; 36,619,630 and 36,788,464 shares outstanding at June 30, 2016 and December 31, 2015, respectively	368	368
Capital surplus	379,209	378,518
Retained earnings	55,569	50,099
Accumulated other comprehensive income, net	1,048	417
Less treasury stock, at cost, 178,000 shares at June 30, 2016	(1,253)	-
Total shareholders’ equity	434,941	429,402
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,827,447	$3,786,157

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

INTEREST INCOME:
Loans, including fees	$37,711	$22,252	$75,056	$43,911
Securities	988	838	2,069	1,716
Other investments	205	113	378	223
Federal funds sold	1	-	2	-
Deposits in financial institutions	157	53	281	108
Total interest income	39,062	23,256	77,786	45,958

INTEREST EXPENSE:
Transaction and savings deposits	1,312	695	2,462	1,377
Certificates and other time deposits	3,702	1,607	6,465	3,081
Subordinated debentures	243	-	480	-
Other borrowed funds	264	31	610	61
Total interest expense	5,521	2,333	10,017	4,519

NET INTEREST INCOME	33,541	20,923	67,769	41,439
PROVISION FOR LOAN LOSSES	11,000	805	27,000	2,310
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	22,541	20,118	40,769	39,129

NONINTEREST INCOME:
Customer service fees	1,447	917	2,851	1,780
Loan fees	719	671	1,418	1,042
Gain on sale of held-for-sale loans, net	-	157	41	232
Gain on sale of guaranteed portion of loans, net	858	960	1,996	1,605
Other	758	250	1,631	381
Total noninterest income	3,782	2,955	7,937	5,040

NONINTEREST EXPENSE:
Salaries and employee benefits	11,461	8,878	23,440	17,635
Occupancy	2,035	1,562	4,065	3,022
Professional and regulatory fees	2,435	3,605	4,357	5,072
Data processing	945	583	1,915	1,227
Software license and maintenance	528	392	1,004	754
Marketing	301	152	599	300
Loan related	801	263	1,044	372
Real estate acquired by foreclosure, net	381	382	681	395
Other	1,788	761	3,057	1,557
Total noninterest expense	20,675	16,578	40,162	30,334

INCOME BEFORE INCOME TAXES	5,648	6,495	8,544	13,835
PROVISION FOR INCOME TAXES	2,017	2,357	3,074	5,048
NET INCOME	$3,631	$4,138	$5,470	$8,787

EARNINGS PER SHARE:
Basic	$0.10	$0.16	$0.15	$0.34
Diluted	$0.10	$0.16	$0.15	$0.33

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET INCOME	$3,631	$4,138	$5,470	$8,787
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	55	(576)	971	170
Total other comprehensive income (loss) before tax	55	(576)	971	170

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	19	(202)	340	59
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	36	(374)	631	111
COMPREHENSIVE INCOME	$3,667	$3,764	$6,101	$8,898

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$-	$288,405
Net income	-	-	-	8,787	-	-	8,787
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $261 and reclassification adjustment	-	-	-	-	111	-	111
Issuance of common stock in connection with exercise of stock options	94	1	887	-	-	-	888
Stock-based compensation expense	-	-	461	-	-	-	461
BALANCE — June 30, 2015	26,270	$263	$253,769	$43,447	$1,173	$-	$298,652

BALANCE — January 1, 2016	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net income	-	-	-	5,470	-	-	5,470
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $340 and reclassification adjustment	-	-	-	-	631	-	631
Purchase of treasury stock	-	-	-	-	-	(1,253)	(1,253)
Issuance of common stock in connection with exercise of stock options		-	71	-	-	-	71
Stock-based compensation expense	-	-	620	-	-	-	620
BALANCE — June 30, 2016	36,788	$368	$379,209	$55,569	$1,048	$(1,253)	$434,941

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,470	$8,787
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	427	544
Accretion of loan discounts, net	(4,579)	(1,310)
Amortization of deposit premiums	(1,532)	(407)
Amortization of core deposit intangibles	804	296
Accretion of borrowing valuation allowance	79	(12)
Provision for loan losses	27,000	2,310
Depreciation	1,251	820
Net loss (gain) on sale of real estate acquired by foreclosure	61	-
Net gain on sale of mortgage loans held-for-sale	(41)	(232)
Net gain on sale of guaranteed portion of loans	(1,996)	(1,605)
Originations of loans held-for-sale	(1,094)	(9,645)
Proceeds from sales of and principal collected on loans held-for-sale	1,519	9,163
Writedown of real estate acquired by foreclosure	-	375
Stock-based compensation expense	509	567
Deferred tax benefit	(6,397)	(59)
Increase in accrued interest receivable and other assets, net	(1,288)	(737)
Increase in accrued interest payable and other liabilities, net	2,250	(1,331)
Net cash provided by operating activities	22,443	7,524

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	79,210	23,860
Purchases of available-for-sale securities	-	(48,036)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,419	4,986
Purchases of held-to-maturity securities	(1,963)	(1,788)
Proceeds from sales of guaranteed portion of loans	22,375	16,705
Proceeds from sales of real estate acquired by foreclosure	6,265	-
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	6,129	554
Purchases of Federal Reserve Bank stock	(3,729)	(20)
Net increase in loans held for investment	(93,767)	(109,000)
Investment in construction of premises and purchases of other fixed assets	(221)	(393)
Net cash (used in) provided by investing activities	18,718	(113,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	108,045	179,225
Net increase in securities sold under agreements to repurchase	154	5,253
Net proceeds of other short-term borrowed funds	(64,250)	20,000
Proceeds from other long-term borrowed funds	50,000	-
Repayment of other long-term borrowed funds	(58,884)	(265)
Proceeds from issuance of common stock due to exercise of stock options	71	888
Purchase of treasury stock	(1,253)	-
Net cash provided by financing activities	33,883	205,101

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$75,044	$99,493

CASH AND CASH EQUIVALENTS:
Beginning of period	124,906	68,923
End of period	$199,950	$168,416

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$420	$-
Transfer of loans to held-for-sale	$6,253	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$11,139	$4,443
Income taxes paid	$7,500	$5,100

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$3,631		$4,138		$5,470		$8,787

Basic:
Weighted average shares outstanding	36,613	$0.10	26,199	$0.16	36,660	$0.15	26,186	$0.34

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	-		319		5		259
Total	36,613	$0.10	26,518	$0.16	36,665	$0.15	26,445	$0.33

On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of June 30, 2016, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.  From April 1, 2016 through June 30, 2016, the Company made no repurchases under the program.

3. RECENT ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

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

JUNE 30, 2016

(Unaudited)

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

FASB ASU No. 2015-07  —  “Fair Value Measurements (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  On May 1, 2015, the FASB issued ASU 2015-07 to gain consistency within the categorization of the fair value hierarchy.  The update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. The ASU was effective for the Company for interim and annual periods beginning after December 15, 2015 and should be applied retrospectively to all periods presented.  ASU 2015-07 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company's financial statements.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

JUNE 30, 2016

(Unaudited)

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

FASB ASU 2016-12 — “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is currently evaluating the potential impact of ASU 2016-09 on the Company’s financial statements, but it is not expected to have a significant impact on the Company’s financial statements.

FASB ASU 2016-10 — “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies two aspects of “Revenue from Contracts with Customers (Topic 606)” (i) identifying performance obligations and (ii) the licensing implementation guidance. This ASU adds guidance on how to identify the promised goods or services in the contract and how to evaluate whether promised goods and services are distinct. Additionally, this update includes guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and when to recognize revenue for a sales-based or use-based royalty promised in exchange for a license of intellectual property. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is currently evaluating the potential impact of ASU 2016-09 on the Company’s financial statements, but it is not expected to have a significant impact on the Company’s financial statements.

FASB ASU No. 2016-13 —"Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 is effective for public companies for annual periods beginning after December 13, 2019, including interim periods within those fiscal years. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential impact of ASU 2016-13 on the Company’s financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of June 30, 2016.  These loans and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.  None of the goodwill recognized is expected to be deductible for income tax purposes

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amounts of $59.0 million and $70.0 million at June 30, 2016 and December 31, 2015, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$29,997	$72	$-	$30,069
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	114,716	1,544	(81)	116,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	47,050	151	(73)	47,128
Corporate debt securities	3,789	4	(14)	3,779
Obligations of municipal subdivisions	236	10	-	246
Total	$195,788	$1,781	$(168)	$197,401

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,464	$323	$(34)	$15,753
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	24,164	112	(120)	24,156
Total	$39,628	$435	$(154)	$39,909

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	June 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$24,016	$24,039	$-	$-
Due after one year through five years	9,770	9,809	-	-
Due after five years through ten years	236	246	-	-
	34,022	34,094	-	-

Mortgage-backed securities and collateralized mortgage obligations	161,766	163,307	39,628	39,909
Total	$195,788	$197,401	$39,628	$39,909

There were no sales of securities during the three or six months ended June 30, 2016 or 2015.

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

As of June 30, 2016, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2016, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2016, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of June 30, 2016.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	June 30, 2016
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$16,054	$(81)	$15,973	$-	$-	$-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	23,279	(73)	23,206	-	-	-
Corporate debt securities	2,006	(14)	1,992	-	-
Total	$41,339	$(168)	$41,171	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$1,959	$(6)	$1,953	$3,692	$(28)	$3,664
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	-	8,436	(120)	8,316
Total	$1,959	$(6)	$1,953	$12,128	$(148)	$11,980

	December 31, 2015
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,028	$(85)	$84,943	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	48,830	(184)	48,646	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,299	(314)	32,985	-	-	-
Corporate debt securities	2,009	(1)	2,008	-	-	-
Total	$169,166	$(584)	$168,582	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$3,220	$(48)	$3,172	$2,571	$(95)	$2,476
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,945	(73)	9,872	12,871	(292)	12,579
Total	$13,165	$(121)	$13,044	$15,442	$(387)	$15,055

The average loss on securities in an unrealized loss position was 0.58% and 0.55% of the amortized cost basis at June 30, 2016 and December 31, 2015, respectively. There were six securities in an unrealized loss position of greater than 12 months at both June 30, 2016 and December 31, 2015.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2016 or December 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Securities with an amortized cost of $13.6 million and $14.9 million and fair value of $13.7 million and $15.0 million were pledged and available to be sold under repurchase agreements at June 30, 2016 and December 31, 2015, respectively. Securities with an amortized cost of $87.7 million and $97.3 million and fair value of $88.0 million and $97.1 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at June 30, 2016 and December 31, 2015, respectively.  In addition, securities with an amortized cost of $3.1 million and $2.8 million and fair value of $3.2 million and $2.9 million were pledged as collateral for the Company’s derivative instruments at June 30, 2016 and December 31, 2015, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	June 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$905,683	$222,858	$1,128,541
Real estate:
Owner occupied commercial real estate	222,762	143,825	366,587
Commercial real estate	710,431	368,003	1,078,434
Construction, land & land development	240,098	94,827	334,925
Residential mortgage	128,168	142,169	270,337
Consumer and other	7,922	2,690	10,612
Total loans held for investment	$2,215,064	$974,372	$3,189,436

Total loans held for sale	$6,253	$-	$6,253

	December 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$850,048	$356,404	$1,206,452
Real estate:
Owner occupied commercial real estate	188,908	164,981	353,889
Commercial real estate	521,887	382,228	904,115
Construction, land & land development	242,611	116,202	358,813
Residential mortgage	120,260	173,223	293,483
Consumer and other	9,843	4,074	13,917
Total loans held for investment	$1,933,557	$1,197,112	$3,130,669

Total loans held for sale	$384	$-	$384

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

Included in the loans held for investment balance was $17.0 million and $19.8 million of net deferred loan origination fees and unamortized premium and discount at June 30, 2016 and December 31, 2015, respectively. Also included in loans at June 30, 2016 and December 31, 2015 was $13.0 million and $13.4 million, respectively, in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.2 million and $7.3 million at June 30, 2016 and December 31, 2015, respectively. Consumer and other loans include overdrafts of $69 thousand and $560 thousand as of June 30, 2016 and December 31, 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The loan portfolio consists of various types of loans made to borrowers principally located in the Houston and Dallas metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions. The risks created by this geographic concentration and our exposure to energy related borrowers have been considered by management in the determination of the adequacy of the allowance for loan losses.

Reserved-based energy loans outstanding represented approximately 3.2% and 4.2% of total funded loans as of June 30, 2016 and December 31, 2015, respectively. Energy related service industry loans represented approximately 4.3% and 5.2% of total funded loans as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, and December 31, 2015, $46.2 million and $32.3 million of reserved-based energy loans and $9.3 million $291 thousand of energy related service industry loans were impaired, respectively.  Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Honey Grove, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSA’s.  The Company does not have any significant concentration to any one industry or customer. As of June 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	June 30, 2016
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$432,407	$644,544	$51,590	$1,128,541
Real estate:
Owner occupied commercial real estate	26,978	183,944	155,665	366,587
Commercial real estate	61,751	800,924	215,759	1,078,434
Construction, land & land development	108,289	149,176	77,460	334,925
Residential mortgage	18,884	68,852	182,601	270,337
Consumer and Other	6,804	2,893	915	10,612

Total loans held for investment	$655,113	$1,850,333	$683,990	$3,189,436

Fixed rate	$75,299	$490,934	$123,573	$689,806
Floating rate	579,814	1,359,399	560,417	2,499,630

Total loans held for investment	$655,113	$1,850,333	$683,990	$3,189,436

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

An analysis of activity with respect to these related-party loans for the periods ended June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Beginning balance	$9,741	$-
Additions (at Acquisition)	-	10,003
Advances	482	-
Repayments	(3,428)	(262)
Ending Balance	$6,795	$9,741

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$53,214	$60,554
Recorded investment	39,326	46,174
Discount, net	$13,888	$14,380

Other acquired loans:
Outstanding principal balance	941,744	1,162,068
Deferred fees, net	(174)	(162)
Recorded investment	935,046	1,150,938
Discount, net	$6,524	$10,968

Total acquired loans:
Outstanding principal balance	994,958	1,222,622
Deferred fees, net	(174)	(162)
Recorded investment	974,372	1,197,112
Discount, net	$20,412	$25,348

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$966	$685
Additions (at acquisition)	-	-
Reclassifications from (to) nonaccretable discount	-	480
Accretion	(38)	(63)
Balance at period end	$928	$1,102

Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications from nonaccretable discount to accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	June 30, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$6,382	$298	$6,680	$58,173	$-	$840,830	$905,683
Real estate:
Owner occupied commercial real estate	1,454	1,737	3,191	778	-	218,793	222,762
Commercial real estate	2,375	-	2,375	-	-	708,056	710,431
Construction, land & land development	1,176	846	2,022	-	-	238,076	240,098
Residential mortgage	1,887	-	1,887	581	-	125,700	128,168
Consumer and other	153	4	157	-	-	7,765	7,922
Total originated loans	$13,427	$2,885	$16,312	$59,532	$-	$2,139,220	$2,215,064

Acquired Loans
Commercial & industrial	$17,992	$9,978	$27,970	$2,327	$8,281	$184,280	$222,858
Real estate:
Owner occupied commercial real estate	1,991	-	1,991	1,360	6,605	133,869	143,825
Commercial real estate	1,107	1,026	2,133	2,060	12,072	351,738	368,003
Construction, land & land development	177	358	535	-	8,345	85,947	94,827
Residential mortgage	251	73	324	2,200	4,023	135,622	142,169
Consumer and other	64	-	64	2	-	2,624	2,690
Total acquired loans	$21,582	$11,435	$33,017	$7,949	$39,326	$894,080	$974,372
Total loans held for investment	$35,009	$14,320	$49,329	$67,481	$39,326	$3,033,300	$3,189,436

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Nonaccrual loans	$66,628	$37,541
Accruing loans past due 90 days or more	14,320	52
Restructured loans - nonaccrual	853	1,464
Restructured loans - accruing	5,469	5,988
Total nonperforming loans	$87,270	$45,045

Based on an analysis of impaired loans at June 30, 2016 and December 31, 2015, an allowance of $20.2 million and $14.8 million, respectively, was allocated to impaired loans. The average recorded investment in impaired loans for the six months ended June 30, 2016 and for the year ended December 31, 2015, was $57.1 million and $16.7 million, respectively. There was approximately $284 thousand and $260 thousand in interest recognized on impaired loans, for the three months ended June 30, 2016 and 2015, respectively.  There was approximately $375 thousand and $296 thousand in interest recognized on impaired loans, for the six months ended June 30, 2016 and 2015, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Impaired loans of $67.5 million and $39.0 million at June 30, 2016 and December 31, 2015 respectively, have been categorized by management as nonaccrual loans.  The increase was due primarily to energy-related migration to nonperforming loans and the down grade of loans acquired through the Patriot acquisition.  Interest foregone on nonaccrual loans for the three months ended June 30, 2016 and 2015 was approximately $681 thousand and $66 thousand, respectively, and for the six months ended June 30, 2016 and 2015 was approximately $1.6 million and $230 thousand, respectively.

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$53,587	$13	$3,739	$18
Owner occupied commercial real estate	1,343	-	1,426	-
Commercial real estate	7,152	80	534	-
Construction, land & land development	151	180	507	-
Residential mortgage	2,345	10	1,173	240
Consumer and other	84	1	152	2
Total	$64,662	$284	$7,531	$260

	Six Months Ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Commercial & industrial	$46,258	$20	$2,480	$20
Owner occupied commercial real estate	1,293	-	1,230	-
Commercial real estate	7,029	162	1,510	16
Construction, land & land development	307	180	651	15
Residential mortgage	2,066	10	1,277	240
Consumer and other	111	3	183	5
Total	$57,064	$375	$7,331	$296

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following table presents additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$10,581	$10,628	$-
Owner occupied commercial real estate	1,576	1,596	-
Commercial real estate	7,290	7,313	-
Construction, land & land development	-	-	-
Residential mortgage	2,133	2,120	-
Consumer and other	108	108	-

With an allowance recorded:
Commercial & industrial	$50,050	$50,091	$19,386
Owner occupied commercial real estate	562	560	560
Residential mortgage	648	645	229
Consumer and other	2	2	2

Total:
Commercial & industrial	$60,631	$60,719	$19,386
Real estate	12,209	12,234	789
Consumer and other	110	110	2
Total	$72,950	$73,063	$20,177

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

With no related allowance recorded:
Commercial & industrial	$2,612	$2,613	$-
Owner occupied commercial real estate	829	834	-
Commercial real estate	6,946	6,963	-
Construction, land & land development	268	268	-
Residential mortgage	1,423	1,418	-
Consumer and other	174	174	-

With an allowance recorded:
Commercial & industrial	$32,471	$32,510	$14,733
Construction, land & land development	204	204	92
Residential mortgage	66	67	15

Total:
Commercial & Industrial	$35,083	$35,123	$14,733
Real Estate	9,736	9,754	107
Consumer and other	174	174	-
Total	$44,993	$45,051	$14,840

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	June 30, 2016
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$4,727	$-	$78	$-	$264	$1,151	$6,220
Grade 2	4,071	-	-	-	-	-	4,071
Grade 3	165,612	17,307	16,149	2,235	57,349	119	258,771
Grade 4	689,637	305,536	967,112	300,773	199,445	9,133	2,471,636
Grade 5	75,981	4,052	16,616	14,102	4,144	106	115,001
Grade 6	41,572	14,257	39,597	7,462	1,673	60	104,621
Grade 7	78,160	16,693	24,750	2,008	657	41	122,309
Grade 8	44,341	2,137	2,060	-	2,782	2	51,322
Grade 9	16,159	-	-	-	-	-	16,159
	1,120,260	359,982	1,066,362	326,580	266,314	10,612	3,150,110

Purchased Credit Impaired	8,281	6,605	12,072	8,345	4,023	-	39,326

Total loans	$1,128,541	$366,587	$1,078,434	$334,925	$270,337	$10,612	$3,189,436

	December 31, 2015
	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Other Consumer	Total
	(Dollars in thousands)

Grade 1	$6,464	$-	$84	$-	$268	$926	$7,742
Grade 2	6,348	-	-	-	-	-	6,348
Grade 3	189,370	17,996	27,851	4,973	63,118	622	303,930
Grade 4	798,335	304,827	770,241	328,296	221,463	11,695	2,434,857
Grade 5	48,083	4,696	49,275	15,103	1,222	499	118,878
Grade 6	46,068	16,114	20,246	1,288	1,109	116	84,941
Grade 7	63,254	2,278	22,540	-	663	59	88,794
Grade 8	27,276	829	1,590	472	1,489	-	31,656
Grade 9	7,349	-	-	-	-	-	7,349
	1,192,547	346,740	891,827	350,132	289,332	13,917	3,084,495

Purchased Credit Impaired	13,905	7,149	12,288	8,681	4,151	-	46,174

Total loans	$1,206,452	$353,889	$904,115	$358,813	$293,483	$13,917	$3,130,669

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Six Months Ended
	June 30, 2016			June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2015
	(Dollars in thousands)

Commercial & industrial	-	$-	$-	3	$985	$877
Total	-	$-	$-	3	$985	$877

The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. There were no loans restructured during the six months ended June 30, 2016.  For the six months ended June 30, 2015, the Company added $985 thousand in new troubled debt restructurings of which $877 thousand was still outstanding on June 30, 2015.  The decrease in outstanding balance was primarily due to payments received.  Troubled debt restructurings are individually evaluated for impairment.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - April 1, 2016	$24,731	$2,275	$7,224	$2,868	$2,238	$378	$39,714
Charge-offs	(3,336)	(177)	-	-	-	(37)	(3,550)
Recoveries	175	-	-	47	20	14	256
Provision	9,719	606	341	336	282	(284)	11,000
Balance - June 30, 2016	$31,289	$2,704	$7,565	$3,251	$2,540	$71	$47,420

For the Six Months
Balance - January 1, 2016	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947
Charge-offs	(13,216)	(177)	-	-	(6)	(57)	(13,456)
Recoveries	757	-	-	73	77	22	929
Provision	20,618	1,202	2,874	833	1,653	(180)	27,000
Balance - June 30, 2016	$31,289	$2,704	$7,565	$3,251	$2,540	$71	$47,420

As of June 30, 2016
Allowance for loan losses:
Collectively evaluated for impairment	$11,756	$2,124	$7,540	$2,440	$1,938	$68	$25,866
Individually evaluated for impairment	19,324	562	-	-	233	3	20,122
Purchased credit impaired	209	18	25	811	369	-	1,432
Total allowance for loan losses	$31,289	$2,704	$7,565	$3,251	$2,540	$71	$47,420

Loans receivable:
Collectively evaluated for impairment	$1,059,630	$357,844	$1,059,072	$326,580	$263,532	$10,502	$3,077,160
Individually evaluated for impairment	60,631	2,138	7,290	-	2,781	110	72,950
Purchased credit impaired	8,280	6,605	12,072	8,345	4,024	-	39,326
Total loans evaluated for impairment	$1,128,541	$366,587	$1,078,434	$334,925	$270,337	$10,612	$3,189,436

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Year
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(2,647)	-	-	-	(63)	(146)	(2,856)
Recoveries	2,185	-	77	5	36	31	2,334
Provision	15,447	705	1,672	(293)	198	135	17,864
Balance - December 31, 2015	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947

As of December 31, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$8,352	$1,677	$4,537	$2,245	$801	$286	$17,898
Individually evaluated for impairment	14,733	-	-	92	15	-	14,840
Purchased credit impaired	45	2	154	8	-	-	209
Total allowance for loan losses	$23,130	$1,679	$4,691	$2,345	$816	$286	$32,947

Loans receivable:
Collectively evaluated for impairment	$1,157,464	$345,911	$884,881	$349,660	$287,843	$13,743	$3,039,502
Individually evaluated for impairment	35,083	829	6,946	472	1,489	174	44,993
Purchased credit impaired	13,905	7,149	12,288	8,681	4,151	-	46,174
Total loans evaluated for impairment	$1,206,452	$353,889	$904,115	$358,813	$293,483	$13,917	$3,130,669

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

	Commercial & Industrial	Owner Occupied Commercial Real Estate	Commercial Real Estate	Construction & Land Development	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)

Allowance for loan losses:
For the Three Months
Balance - April 1, 2015	$8,640	$1,308	$3,866	$2,469	$1,055	$204	$17,542
Charge-offs	(1,227)	-	-	-	-	(12)	(1,239)
Recoveries	1,163	-	-	-	6	15	1,184
Provision	(113)	133	425	366	(171)	165	805
Balance - June 30, 2015	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292

For the Six Months
Balance - January 1, 2015	$8,145	$974	$2,942	$2,633	$645	$266	$15,605
Charge-offs	(1,304)	-	-	-	-	(117)	(1,421)
Recoveries	1,760	-	1	-	18	19	1,798
Provision	(138)	467	1,348	202	227	204	2,310
Balance - June 30, 2015	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292

As of June 30, 2015
Allowance for loan losses:
Collectively evaluated for impairment	$7,913	$1,438	$4,137	$2,723	$831	$370	$17,412
Individually evaluated for impairment	516	-	-	103	59	2	680
Purchased credit impaired	34	3	154	9	-	-	200
Total allowance for loan losses	$8,463	$1,441	$4,291	$2,835	$890	$372	$18,292

Loans receivable:
Collectively evaluated for impairment	$790,545	$173,978	$378,808	$289,916	$230,483	$14,297	$1,878,027
Individually evaluated for impairment	3,636	1,429	532	502	545	151	6,795
Purchased credit impaired	1,302	1,046	4,523	51	2,998	-	9,920
Total loans evaluated for impairment	$795,483	$176,453	$383,863	$290,469	$234,026	$14,448	$1,894,742

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Land	$7,660	$7,660
Buildings and improvements	23,930	23,834
Furniture, fixtures and equipment	10,316	10,190
	41,906	41,684
Less accumulated depreciation	(15,200)	(13,948)
Total	$26,706	$27,736

Depreciation of premises and equipment totaled $610 thousand and $394 thousand for the three months ended June 30, 2016 and 2015, respectively, and $1.3 million and $820 thousand for the six months ended June 30, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At June 30, 2016 and December 31, 2015, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2015.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2014	$30,129	$4,148
Add - acquisition of Patriot	55,162	8,261
Less - amortization	-	(847)
Balance - December 31, 2015	$85,291	$11,562
Less amortization	-	(804)
Balance - June 30, 2016	$85,291	$10,758

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

June 30, 2016
(Dollars in thousands)

2016	$783
2017	1,472
2018	1,196
2019	1,080
2020	992
Thereafter	5,235
Total	$10,758

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Three months or less	$171,716	$191,133
Over three through six months	89,887	163,633
Over six through twelve months	426,736	209,954
Over one through two years	201,449	243,614
Over two through three years	94,177	94,238
Over three through four years	82,689	45,055
Over four through five years	8,958	39,956
Over five years	-	-
Total	$1,075,612	$987,583

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $3.0 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $5.8 million and $2.7 for the six months ended June 30, 2016 and 2015.

The Company had $129.8 million and $93.6 million in brokered time deposits, at June 30, 2016 and December 31, 2015, respectively.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$223,265
Repurchase agreements	3,227	3,073
Total	$153,227	$226,338

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At June 30, 2016 and December 31, 2015, total unused borrowing capacity of $675.3 million and $355.1 million, respectively, was available under this arrangement. At June 30, 2016, $150.0 million was outstanding with an average interest rate of 0.49% and all of the Company’s FHLB advances will mature within two years. At December 31, 2015, $223.3 million was outstanding with an average interest rate of 0.46% and all of the Company’s FHLB advances will mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At June 30, 2016 and December 31, 2015, $327.0 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity increased due to changes in collateral margins for Dallas Fed discount window lending.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of June 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding.

13. SUBORDINATED DEBENTURES

At June 30, 2016, the Company had outstanding $13.4 million in subordinated debentures net of $8.8 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at June 30, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 8, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of June 30, 2016 was 0.6541%.
(2)	All debentures are callable five years from issuance date.

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

14. INCOME TAXES

Income tax expense was $2.0 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $5.0 million for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate was 35.7% and 36.3% for the three months ended June 30, 2016 and 2015, respectively, and 36.0% and 36.5% for the six months ended June 30, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Stock Options. At June 30, 2016 and December 31, 2015 there were 319,500 and 173,500 time based options outstanding under the 2014 Plan, respectively.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At June 30, 2016 there were 380,902 time based options, 1,223,234 performance options and 379,529 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2015 there were 381,071 time based options, 1,223,234 performance options and 379,529 super-performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At June 30, 2016 and December 31, 2015, there were 202,500 and 292,757 options outstanding under the 2006 Option Plan, respectively.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At June 30, 2016 and December 31, 2015, there were 225,407 and 234,573 options outstanding under the Redstone Option Plan, respectively.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At June 30, 2016 and December 31, 2015, there were 288,500 and 292,500 restricted stock units outstanding under the 2014 Plan, respectively.  Total restricted stock units compensation expense was $190 and $206 thousand for the three months ended June 30, 2016 and 2015, respectively, and $402 and $412 thousand for the six months ended June 30, 2016 and 2015, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of June 30, 2016 and December 31, 2015, there were 93,000 and 103,000 units outstanding under the SAR Plan, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

For the three and six months ended June 30, 2016, a $90 thousand and $112 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.  For the three and six months ended June 30, 2015, a stock based compensation expense of $214 thousand and $106 thousand, respectively, were recorded to reflect the fair value of the SARs.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended June 30, 2016 and 2015, were $325 thousand and $241 thousand, respectively, and for the six months ended June 30, 2016 and 2015, were $651 thousand and $484 thousand, respectively.

16. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, FHLB advances, subordinated debentures and operating leases, as of the date indicated are as follows:

	June 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$892,229	$393,581	$129,144	$-	$1,414,954
Federal Home Loan Bank advances	728	150,443	-	-	151,171
Subordinated debentures	548	548	1,643	30,854	33,593
Operating leases	2,241	2,898	1,695	3,507	10,341
Total	$895,746	$547,470	$132,482	$34,361	$1,610,059

Payments for the FHLB advances includes interest of $1.2 million that will be paid in future years.  Payments for subordinated debentures includes interest of $11.4 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at June 30, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated is as follows:

June 30, 2016
(Dollars in thousands)

2016	$1,216
2017	1,946
2018	1,419
2019	1,120
2020	799
Thereafter	3,841
Total	$10,341

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $553 thousand and $343 thousand for the three months ended June 30, 2016 and 2015, respectively, and was $1.1 million and $735 thousand for the six months ended June 30, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	June 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$333,804	$215,156	$115,986	$67,545	$732,491
Standby and commercial letters of credit	16,384	2,344	63	800	19,591
Total	$350,188	$217,500	$116,049	$68,345	$752,082

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	June 30, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$165,783	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.4 years	$4,339

Correspondent interest rate swap:
pay fixed/receive floating	$165,783	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.4 years	$(4,583)

	December 31, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$1,528

Correspondent interest rate swap:
pay fixed/receive floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$(1,612)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	June 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

	(Dollars in thousands)

Included in other assets:
Commercial customer counterparty:
Interest rate swap	$165,783	$4,339	$115,459	$1,528
Financial institution counterparty:
Interest rate cap	16,727	2	16,929	25
Total included in other assets	$182,510	$4,341	$132,388	$1,553

Included in other liabilities:
Financial institution counterparty:
Interest rate swap	$165,783	$(4,583)	$115,459	$(1,612)
Commercial customer counterparty:
Interest rate cap	16,727	(2)	16,929	(25)
Total included in other liabilities	$182,510	$(4,585)	$132,388	$(1,637)

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The strike rate for the outstanding caps was 6.00% at both June 30, 2016 and December 31, 2015.

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

Financial institutions are categorized as “well capitalized” or “adequately capitalized”, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of “adequately capitalized” as of June 30, 2016, and December 31, 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be “well capitalized”. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below “well-capitalized” status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	June 30, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$399,806	11.1%	$289,159	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	354,625	9.8	216,870	6.0	N/A	N/A
Common equity tier 1 capital	341,894	9.5	162,652	4.5	N/A	N/A
Tier I capital (to average assets)	354,625	9.6	148,407	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$393,791	10.9%	$289,336	8.0%	$361,670	10.0%
Tier 1 capital (to risk weighted assets)	348,547	9.6	217,002	6.0	289,336	8.0
Common equity tier 1 capital	348,547	9.6	162,751	4.5	235,085	6.5
Tier I capital (to average assets)	348,547	9.4	148,306	4.0	185,383	5.0

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the Office of the Comptroller of the Currency (the “OCC”) may require the Bank to maintain capital ratios above the required minimums.

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended June 30, 2016 and December 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$20,050	$177,351	$-	$197,401
Customer interest rate swaps	-	4,339	-	4,339
Correspondent interest rate caps	-	2	-	2

Financial Liabilities:
Correspondent interest rate swaps	$-	$4,583	$-	$4,583
Customer interest rate caps	-	2	-	2

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	June 30, 2016
	Level 3	Total	Losses for the Six Months Ended June 30, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$54,123	$54,123	$14,999
Other real estate owned	-	-	-

	June 30, 2015
	Level 3	Total	Losses for the Six Months Ended June 30, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$7,769	$7,769	$71
Other real estate owned	1,820	1,820	141

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$199,950	$199,950	$-	$-	$199,950
Available-for-sale securities	197,401	20,050	177,351	-	197,401
Held-to-maturity securities	39,628	-	39,909	-	39,909
Other securities	17,920	17,920	-	-	17,920
Loans held for sale	6,253	6,253	-	-	6,253
Loans held for investment	3,189,436	-	-	3,207,449	3,207,449
Real estate acquired by foreclosure	6,216	-	-	6,216	6,216
Total	$3,656,804	$244,173	$217,260	$3,213,665	$3,675,098

Financial Liabilities:
Deposits	$3,207,261	$-	$3,215,865	$-	$3,215,865
Securities sold under agreements to repurchase	3,227	-	3,227	-	3,227
Other borrowed funds	150,000	-	148,893	-	148,893
Subordinated debentures	13,397		13,397		13,397
Total	$3,373,885	$-	$3,381,382	$-	$3,381,382

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$124,906	$124,906	$-	$-	$124,906
Available-for-sale securities	276,021	74,974	201,047	-	276,021
Held-to-maturity securities	42,130	-	41,996	-	41,996
Other securities	20,320	20,320	-	-	20,320
Loans held for sale	384	384	-	-	384
Loans held for investment	3,130,669	-	-	3,147,615	3,147,615
Real estate acquired by foreclosure	12,122	-	-	12,122	12,122
Total	$3,606,552	$220,584	$243,043	$3,159,737	$3,623,364

Financial Liabilities:
Deposits	$3,100,748	$-	$3,100,748	$-	$3,100,748
Securities sold under agreements to repurchase	3,073	-	3,073	-	3,073
Other borrowed funds	223,265	-	221,104	-	221,104
Subordinated debentures	13,187	-	13,187	-	13,187
Total	$3,340,273	$-	$3,338,112	$-	$3,338,112

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

Total assets were $3.8 billion as of June 30, 2016 compared with $3.8 billion as of December 31, 2015, an increase of $41.3 million or 1.1%. Total deposits were $3.2 billion as of June 30, 2016 compared with $3.1 billion as of December 31, 2015, an increase of $106.5 million or 3.4%. Total loans held for investment were $3.2 billion at June 30, 2016, an increase of $58.8 million or 1.9% compared with $3.1 billion as of December 31, 2015.  These increases are primarily due to execution of our organic growth strategy.  At June 30, 2016 and December 31, 2015, we had $67.5 million and $39.0 million, respectively, in non-accrual loans and our allowance for loan losses was $47.4 million and $32.9 million, respectively. Shareholders’ equity was $434.9 million and $429.4 million at June 30, 2016 and December 31, 2015, respectively.

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

The allowance for loan losses is a valuation allowance for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable. Recoveries are credited to the allowance at the time of recovery. Our allowance for loan losses consists of two components: a general component based upon probable but unidentified losses inherent in the portfolio and a specific component on individual loans that are considered impaired.

The general component of the allowance for loan losses related to probable but unidentified losses inherent in the portfolio is based on our actual historical loss experience and various qualitative factors.  The qualitative factors include lending policies and procedures, loan volume and terms, experience, depth and ability of lending management, volume and severity of past due loans and monitored loans, quality of loan review system, concentrations, value of collateral underlying collateral dependent loans,  economic conditions and other factors. Additional factors considered include the actual historical loss experience at the total portfolio level, a comparison of the allowance ratios to peer data, an analysis of the allowance by risk rating and other factors.

To arrive at the general component of the allowance, loans are first separated into originated and acquired groups and then further separated by loan type for each group. On a quarterly basis, the trends in various metrics related to each of the factors described above are reviewed to determine the appropriate level of change to be applied to each factor for the period.  The factors described above are calculated for the applicable loan groups and for each loan type within the applicable group and then applied to the loan balance by type to calculate the general reserve. The actual loss factor is based on our loss migration analysis, which calculated the weighted average of actual losses by loan type and within each risk rating over the prior three years.  A minimum actual loss factor equal to the average three year loss history for the total loan portfolio is included as a qualitative factor.  The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate, an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating, or other conditions beyond our control.

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of June 30, 2016.  These goodwill, core deposit intangible and deferred tax asset balances do not include subsequent fair value adjustments that are still being finalized.

See “Note 4 – Acquisitions” for further information.

Results of Operations

Three months ended June 30, 2016 compared with three months ended June 30, 2015.  Net income available to common shareholders was $3.6 million for the three months ended June 30, 2016 compared with $4.1 million for the three months ended June 30, 2015, a decrease of $507 thousand or 12.3%.  Earnings per common share on a diluted basis was $0.10 for the three months ended June 30, 2016 compared with $0.16 for the same period in 2015, a decrease of $0.06 or 37.5%.  The decrease in net income was principally due to an increase in provision for loan losses primarily related to energy exposure.  We experienced returns on average common equity of 3.35% and 5.60%, returns on average assets of 0.38% and 0.73% and efficiency ratios of 55.4% and 69.4% for the three months ended June 30, 2016 and 2015, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The decrease in the efficiency ratio was primarily due to increased net interest income.

Six months ended June 30, 2016 compared with six months ended June 30, 2015.  For the six months ended months ended June 30, 2016 net income available to common shareholders was $5.5 million compared with $8.8 million for the same period in 2015, a decrease of $3.3 million or 37.7%. Earnings per common share on a diluted basis was $0.15 for the six months ended June 30, 2016 compared with $0.33 for the same period in 2015, a decrease of $0.18 or 54.5%. The decrease in net income principally due to an increase in provision for loan losses primarily related to energy exposure.  We experienced returns on average common equity of 2.53% and 6.03%, returns on average assets of 0.29% and 0.79% and efficiency ratios of 53.0% and 65.3% for the six months ended June 30, 2016 and 2015, respectively.

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

Three months ended June 30, 2016 compared with three months ended June 30, 2015. Net interest income before the provision for loan losses for the three months ended June 30, 2016 was $33.5 million compared with $20.9 million for the three months ended June 30, 2015, an increase of $12.6 million or 60.3%.  The increase was primarily due to a $15.5 million increase in interest income on loans due to a 73.8% increase in average loan volume largely driven by the Patriot acquisition.  Interest income was $39.1 million for the three months ended June 30, 2016, an increase of $15.8 million or 68.0% compared with the three months ended June 30, 2015. Interest income on loans was $37.7 million for the three months ended June 30, 2016, an increase of $15.5 million or 69.5% compared with the three months ended June 30, 2015 primarily due to the increase in average loans outstanding somewhat offset by the decrease in average loan yield. Interest income on securities was $988 thousand for the three months ended June 30, 2016, an increase of $150 thousand compared with the three months ended June 30, 2015  primarily due to a 22 basis point increase in the average yield on the securities portfolio. Average interest-bearing liabilities increased $1.3 billion for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and average rate on interest-bearing liabilities increased from 0.63% to 0.80% for the same time period resulting in an overall increase in interest expense of $3.2 million. During the three months ended June 30, 2016, average noninterest-bearing deposits increased $101.3 million from $491.3 million during the three months ended June 30, 2015 to $592.6 million for the three months ended June 30, 2016. Total cost of funds, including noninterest-bearing deposits, increased 18 basis points to 0.66% for the three months ended June 30, 2016 compared to 0.48% for the same period in 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended June 30, 2016 was 3.74%, a decrease of 10 basis points compared with 3.84% for the same period in 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015. Net interest income before the provision for loan losses for the six months ended June 30, 2016 was $67.8 million compared with $41.4 million for the six months ended June 30, 2015, an increase of $26.3 million or 63.5%.  The increase was primarily due to a 74.4% increase in average loan volume largely driven by the Patriot acquisition. Interest income was $77.8 million for the six months ended June 30, 2016, an increase of $31.8 million or 69.3% compared with the six months ended June 30, 2015. Interest income on loans was $75.1 million for the six months ended June 30, 2016, an increase of $31.1 million or 70.9% compared with the six months ended June 30, 2015 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $2.1 million for the six months ended June 30, 2016, an increase of $353 thousand compared with the six months ended June 30, 2015 due primarily to a $39.9 million increase in the average balance. Average interest-bearing liabilities increased $1.3 billion for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and average rate on interest-bearing liabilities increased from 0.62% to 0.74% for the same time period resulting in an overall increase in interest expense of $5.5 million. During the six months ended June 30, 2016, average noninterest-bearing deposits increased $141.5 million from $461.1 million during the same period in 2015 to $602.6 million for the six months ended June 30, 2016. Total cost of funds including noninterest-bearing deposits, increased 13 basis points to 0.60% for the six months ended June 30, 2016 compared to 0.47% for the same period in 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the six months ended June 30, 2016 was 3.81%, a decrease of 7 basis points compared with 3.88% for the same period in 2015.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,188,438	$37,711	4.76%	$1,834,975	$22,252	4.86%
Securities	267,019	988	1.49	263,900	838	1.27
Other investments	24,542	205	3.36	9,940	113	4.56
Federal funds sold	1,166	1	0.34	1,006	-	-
Interest earning deposits in financial institutions	121,096	157	0.52	75,836	53	0.28
Total interest-earning assets	3,602,261	39,062	4.36%	2,185,657	23,256	4.27%

Allowance for loan losses	(42,020)			(18,387)
Noninterest-earning assets	243,591			106,027
Total assets	$3,803,832			$2,273,297

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,151,728	$1,312	0.46%	$775,043	$695	0.36%
Certificates and other time deposits	1,424,437	3,702	1.05	662,109	1,607	0.97
Securities sold under agreements to repurchase	3,680	1	0.11	11,699	4	0.14
Other borrowed funds	165,776	263	0.64	29,230	27	0.37
Subordinated debentures	13,346	243	7.32	-	-	-
Total interest-bearing liabilities	2,758,967	5,521	0.80%	1,478,081	2,333	0.63%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	592,649			491,305
Other liabilities	16,757			7,652
Total liabilities	3,368,373			1,977,038
Shareholders’ equity	435,459			296,259
Total liabilities and shareholders’ equity	$3,803,832			$2,273,297

Net interest rate spread			3.56%			3.63%
Net interest income and margin(1)		$33,541	3.74%		$20,923	3.84%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,156,574	$75,056	4.78%	$1,809,827	$43,911	4.89%
Securities	289,939	2,069	1.44	250,000	1,716	1.38
Other investments	23,520	378	3.23	10,186	223	4.41
Federal funds sold	1,836	2	0.22	824	-	-
Interest earning deposits in financial institutions	107,999	281	0.52	81,156	108	0.27
Total interest-earning assets	3,579,868	77,786	4.37%	2,151,993	45,958	4.31%

Allowance for loan losses	(37,549)			(17,093)
Noninterest-earning assets	244,309			105,864
Total assets	$3,786,628			$2,240,764

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,109,364	$2,462	0.45%	$781,495	$1,377	0.36%
Certificates and other time deposits	1,383,500	6,465	0.94	650,768	3,081	0.95
Securities sold under agreements to repurchase	3,901	1	0.05	13,436	2	0.03
Other borrowed funds	223,307	609	0.55	32,368	59	0.37
Subordinated debentures	13,294	480	7.26	-	-	-
Total interest-bearing liabilities	2,733,366	10,017	0.74%	1,478,067	4,519	0.62%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	602,594			461,091
Other liabilities	16,706			7,627
Total liabilities	3,352,666			1,946,785
Shareholders’ equity	433,962			293,979
Total liabilities and shareholders’ equity	$3,786,628			$2,240,764

Net interest rate spread			3.63%			3.69%
Net interest income and margin(1)		$67,769	3.81%		$41,439	3.88%

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$16,368	$(909)	$15,459	$32,766	$(1,743)	$31,145
Securities	10	140	150	275	73	353
Other investments	166	(74)	92	293	(138)	155
Federal funds sold	-	1	1	-	2	2
Interest-earning deposits in financial institutions	32	72	104	36	137	173
Total increase (decrease) in interest income	16,576	(770)	15,806	33,370	(1,669)	31,828

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$337	$280	$617	$579	$502	$1,085
Certificates and other time deposits	1,845	250	2,095	3,479	(103)	3,384
Securities sold under agreements to repurchase	(3)	-	(3)	(1)	-	(1)
Other borrowings	126	110	236	349	201	550
Subordinated debentures	-	243	243	-	480	480
Total increase in interest expense	2,305	883	3,188	4,406	1,080	5,498
Increase (decrease) in net interest income	$14,271	$(1,653)	$12,618	$28,964	$(2,749)	$26,330

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2016 was $47.4 million, representing 1.49% of total loans as of such date.

Three months ended June 30, 2016 compared with three months ended June 30, 2015.  We recorded $11.0 million in provision for loan losses for the three months ended June 30, 2016 compared with $805 thousand in provision for the same period in 2015.  The second quarter 2016 provision reflects the addition of specific reserves primarily related to impairment in the energy portfolio and additional reserves on purchased credit impaired loans.  Net charge-offs for the three months ended June 30, 2016 were 3.3 million compared with net charge offs of $55 thousand for the three months ended June 30, 2015. This increase reflected an increase in gross charge-offs from $1.2 million to $3.6 million for the three months ended June 30, 2016 and 2015, respectively, and a decrease in recoveries from $1.2 million to $256 thousand for the three months ended June 30, 2016 and 2015, respectively.    For the three months ended Jun 30, 2016, the increase in charge-offs includes $3.2 million related to the energy portfolio.

Six months ended June 30, 2016 compared with six months ended June 30, 2015.  The provision for loan losses for the six months ended June 30, 2016 million was $27.0 million compared with $2.3 million for the same period in 2015.   The provision recorded for the six months ended June 30, 2016, reflects $15.0 million in specific reserves primarily related to impairment in the energy portfolio, additional reserves on purchased credit impaired loans and an increase in general reserves.  The increase in general reserves was driven by an increase based on the Company’s loss migration history and increase in qualitative factors related to classification loans, economic factors and loan growth.  Net charge offs for the six months ended June 30, 2016 were $12.5 million compared with net recoveries of  $377 thousand for the six months ended June 30, 2015. This increase reflected an increase in gross charge-offs from $1.4 million to $13.5 million for the six months ended June 30, 2016 and 2015, respectively, and a decrease in recoveries from

$1.8 million to $929 thousand for the six months ended June 30, 2016 and 2015,  respectively.    For the six months ended June 30, 2016, the increase in charge offs includes $13.0 million in charge-offs related to the energy portfolio.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended June 30, 2016, noninterest income totaled $3.8 million, an increase of $827 thousand or 28.0% compared with the three months ended June 30, 2015.  This increase was primarily due to a $530 thousand increase in customer service fees,  a $233 thousand increase in swap income and  a $179 thousand increase in bank owned life insurance income offset by a $157 thousand decrease in gain on sale of loans held for sale.

For the six months ended June 30, 2016, noninterest income totaled $7.9 million, an increase of $2.9 million or 57.5% compared with the six months ended June 30, 2015.  This increase was primarily due to a $1.1 million increase in customer service fees, a $557 thousand increase in swap income, a $391 thousand increase in gain on sale of guaranteed portion of loans, a $376 thousand increase in loan fees and a $356 thousand increase in bank owned life insurance income, all principally due to the Patriot acquisition.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Customer service fees	$1,447	$917	$2,851	$1,780
Loan fees	719	671	1,418	1,042
Gain on sale of guaranteed portion of loans	858	960	1,996	1,605
Gain on sale of loans held-for-sale, net	-	157	41	232
Other	758	250	1,631	381
Total noninterest income	$3,782	$2,955	$7,937	$5,040

Noninterest Expense

For the three months ended June 30, 2016, noninterest expense totaled $20.7 million, an increase of $4.1 million or 24.7% compared with the three months ended June 30, 2015.  The increase was primarily due to increases related to ongoing acquired Patriot operations and expenses related to the Managed Asset Reduction Strategy (“MARS”) initiative.

For the six months ended June 30, 2016, noninterest expense totaled $40.2 million, an increase of $9.8 million or 32.4% compared with the six months ended June 30, 2015.   The increase was primarily due to increases related to ongoing acquired Patriot operations and MARS expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Salaries and employee benefits (1)	$11,461	$8,878	$23,440	$17,635
Non-staff expenses:
Occupancy	2,035	1,562	4,065	3,022
Professional and regulatory fees	2,435	3,605	4,357	5,072
Data processing	945	583	1,915	1,227
Software license and maintenance	528	392	1,004	754
Marketing	301	152	599	300
Loan related	801	263	1,044	372
Real estate acquired by foreclosure, net	381	382	681	395
Other	1,788	761	3,057	1,557
Total noninterest expense	$20,675	$16,578	$40,162	$30,334

(1)

Total salaries and employee benefits include stock based compensation expense of $203 thousand and $447 million for the three months ended June 30, 2016 and 2015, respectively, and $506 thousand and $567 thousand for the six months ended June 30, 2016 and 2015, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 55.4% for the three months ended June 30, 2016, compared with 69.4% for the three months ended June 30, 2015.  The decrease was primarily due to increased net interest income and noninterest income, offset by an increase in noninterest expense primarily due to the Patriot acquisition.    Our efficiency ratio was 53.0% and 65.3% for the six months ended June 30, 2016 and 2015, respectively.

Income Taxes

For the three months ended June 30, 2016,  income tax expense was $2.0 million, a decreased of $340 thousand or 14.4%, compared with $2.4 million for the same period in 2015. The decrease was primarily attributable to lower pre-tax earnings for the three months ended June 30, 2016 compared with the same period in 2015.  The effective income tax rate for the three months ended June 30, 2016 and 2015 was 35.7% and 36.3%, respectively.

For the six months ended June 30, 2016, income tax expense was $3.1 million, a decrease of $2.0 million or 39.1%, compared with $5.0 million for the same period in 2015.  The decrease was primarily attributable to lower pre-tax net earnings for the six months ended June 30, 2016 compared with the same period in 2015. The effective income tax rate for the six months ended months ended June 30, 2016 and 2015 was 36.0% and 36.5%, respectively.

Financial Condition

Loan Portfolio

At June 30, 2016, total loans held for investment were $3.2 billion, an increase of $58.8 million or 1.9% compared with December 31, 2015.  This increase was primarily due to continued opportunities for our portfolio bankers to generate new loans and expand existing relationships within our target markets.

Loans held for sale of $6.3 million included a group of energy loans to be sold in July 2016.  A charge off of $2.4 million was recognized at the time of classification as held for sale.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	June 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Commercial & industrial	$1,128,541	35.4%	$1,206,452	38.5%
Real Estate:
Owner occupied commercial real estate	366,587	11.5	353,889	11.3
Commercial real estate	1,078,434	33.8	904,115	28.9
Construction, land & land development	334,925	10.5	358,813	11.5
Residential mortgage	270,337	8.5	293,483	9.4
Consumer and Other	10,612	0.3	13,917	0.4
Total loans held for investment	$3,189,436	100.0%	$3,130,669	100.0%

Total loans held for sale	$6,253	100.0%	$384	100.0%

Managed Asset Reduction Strategy (“MARS”)

We have initiated a strategy to divest our portfolio of energy loans and certain other classified assets on an accelerated basis.  A team of eight workout professionals who report to our Corporate Chief Credit Officer have been assigned to focus solely on the resolution of the MARS portfolio.  The MARS team will take a multifaceted approach to reducing the portfolio through the use of proven management and disposition techniques.  During the second quarter of 2016, we resolved $36.6 million in energy related loans which included $6.3 million in energy loans that were classified as held-for-sale at June 30, 2016.

Reserved-based energy loans outstanding represented approximately 3.2% and 4.2% of total funded loans as of June 30, 2016 and December 31, 2015, respectively. Energy related service industry loans represented approximately 4.3% and 5.2% of total funded loans as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016 and December 31, 2015,  $46.2 million and $32.3 million of reserved-based energy loans and $9.3 million and $291 thousand of energy related service industry loans were impaired, respectively.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $87.3 million in nonperforming loans at June 30, 2016, compared with $45.0 million at December 31, 2015. The ratio of nonperforming loans to total loans was 2.74% at June 30, 2016 compared with 1.44% at December 31, 2015.

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

The following table presents information regarding nonperforming loans at the dates indicated:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Nonaccrual loans	$66,628	$37,541
Accruing loans 90 or more days past due	14,320	52
Restructured loans—nonaccrual	853	1,464
Restructured loans—accrual	5,469	5,988
Total nonperforming loans	$87,270	$45,045

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2016 was $47.4 million, representing 1.49% of total loans, compared with $32.9 million, or 1.05% of total loans, at December 31, 2015. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)

Average loans outstanding (1)	$3,156,445	$1,808,472
Total loans outstanding at end of period (1)	3,189,436	1,894,742
Allowance for loan losses at beginning of period	32,947	15,605
Provision for loan losses	27,000	2,310
Charge-offs:
Commercial and industrial	(13,216)	(1,304)
Owner occupied commercial real estate	(177)	-
Residential mortgage	(6)	-
Consumer and Other	(57)	(117)
Total charge-offs	(13,456)	(1,421)
Recoveries:
Commercial and industrial	757	1,760
Commercial real estate	-	1
Construction, land & land development	73	-
Residential mortgage	77	18
Consumer and Other	22	19
Total recoveries	929	1,798
Net recoveries (charge-offs)	(12,527)	377
Allowance for loan losses at end of period	$47,420	$18,292

Ratio of allowance to end of period loans	1.49%	0.97%
Ratio of net recoveries (charge-offs) to average loans	(0.40)%	0.02%

(1)	Excluding loans held for sale

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

We believe that the allowance for loan losses at June 30, 2016 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2016, the carrying amount of investment securities totaled $237.0 million, a decrease of $81.1 million or 25.5% compared with $318.2 million at December 31, 2015. At June 30, 2016, securities represented 6.2% of total assets compared with 8.4% at December 31, 2015.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$29,997	$72	$-	$30,069
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	114,716	1,544	(81)	116,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	47,050	151	(73)	47,128
Corporate debt securities	3,789	4	(14)	3,779
Obligations of municipal subdivisions	236	10	-	246
Total	$195,788	$1,781	$(168)	$197,401

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,464	$323	$(34)	$15,753
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	24,164	112	(120)	24,156
Total	$39,628	$435	$(154)	$39,909

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of June 30, 2016, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first six months of 2016 or the 2015 fiscal year.

Deposits

Total deposits at June 30, 2016 were $3.2 billion, an increase of $106.5 million or 3.4% compared to $3.1 billion at December 31, 2015,  due primarily to increases in money market accounts and time deposits resulting from the Company’s deposit attraction and retention initiatives.  Noninterest bearing deposits at June 30, 2016 were $583.3 million compared with $643.4 million at December 31, 2015, a decrease of $60.0 million or 9.3%. Interest bearing deposits at June 30, 2016 were $2.6 billion an increase of $166.5 million or 6.8% compared with December 31, 2015.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$176,033	0.12%	$134,455	0.06%
Money market and savings deposits	933,331	0.54	647,040	0.20
Certificates and other time deposits	1,383,500	1.05	650,768	0.95
Total interest-bearing deposits	$2,492,864	0.81	$1,432,263	0.63
Noninterest-bearing deposits	602,594	-	461,091	-
Total deposits	$3,095,458	0.65%	$1,893,354	0.47%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$223,265
Repurchase agreements	3,227	3,073
Total	$153,227	$226,338

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At June 30, 2016 and December 31, 2015, total unused borrowing capacity of $675.3 million and $355.1 million, respectively, was available under this arrangement. At June 30, 2016,  $150.0 million  was outstanding with an average interest rate of 0.49% and will mature within two years. At December 31, 2015,  $223.3 million was outstanding with an average interest rate of 0.46% and all of the Company’s FHLB advances will mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At June 30, 2016 and December 31, 2015,  $327.0 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of June 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding.

Subordinated Debentures

At June 30, 2016, the Company had outstanding $13.4 million in subordinated debentures net of $8.8 million purchase discount, respectively. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at June 30, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 8, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of June 30, 2016 was 0.6541%.
(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the six months ended June 30, 2016 and the 2015 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of June 30, 2016, we had outstanding $732.5 million in commitments to extend credit and $19.6 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of June 30, 2016, we had cash and cash equivalents of $200.0 million, an increase of $75.0 million compared with $124.9 million as of December 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2016 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $1.2 million that will be paid in future years.  Payments for subordinated debentures includes interest of $11.4 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at June 30, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

	June 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$892,229	$393,581	$129,144	$-	$1,414,954
Federal Home Loan Bank advances	728	150,443	-	-	151,171
Subordinated debentures	548	548	1,643	30,854	33,593
Operating leases	2,241	2,898	1,695	3,507	10,341
Total	$895,746	$547,470	$132,482	$34,361	$1,610,059

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	June 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$333,804	$215,156	$115,986	$67,545	$732,491
Standby and commercial letters of credit	16,384	2,344	63	800	19,591
Total	$350,188	$217,500	$116,049	$68,345	$752,082

Capital Resources

Total shareholders’ equity was $434.9 million at June 30, 2016, an increase of $5.5 million or 1.3% compared with $429.4 million at December 31, 2015.  The increase was the result of retained earnings of $5.5 million for the six month period, proceeds from the exercise of stock options and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings and an increase due to stock compensation expense which was offset by Company’s treasury stock purchases of $1.3 million.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of June 30, 2016 and December 31, 2015 to the minimum and well capitalized regulatory standards:

	June 30, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$399,806	11.1%	$289,159	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	354,625	9.8	216,870	6.0	N/A	N/A
Common equity tier 1 capital	341,894	9.5	162,652	4.5	N/A	N/A
Tier I capital (to average assets)	354,625	9.6	148,407	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$393,791	10.9%	$289,336	8.0%	$361,670	10.0%
Tier 1 capital (to risk weighted assets)	348,547	9.6	217,002	6.0	289,336	8.0
Common equity tier 1 capital	348,547	9.6	162,751	4.5	235,085	6.5
Tier I capital (to average assets)	348,547	9.4	148,306	4.0	185,383	5.0

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015 and those described in the definitive joint proxy statement/prospectus on Form S-4 (Registration No. 333-205495) filed by the Company on August 10, 2014.

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

Green Bancorp, Inc. (Registrant)

Date: August 12, 2016	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: August 12, 2016	/s/ John P. Durie
John P. Durie
Executive Vice President and Chief Financial Officer