Form 10-Q
period 2016-09-30
Green Bancorp, Inc.
filed 2016-11-15
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, there were 36,861,380 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

GREEN BANCORP, INC. AND SUBSIDIARY

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•

risks related to the concentration of our business within our geographic areas of operation in Texas, including the continued impact of downturns in the energy sector, as well as risks associated with the technology and real estate sectors within our geographic areas of operation in Texas;

•

risks related to our energy reserve exposure and energy related service industry exposure of our total funded loans and the decline in oil prices and our ability to successfully execute our strategy to mitigate these risks;

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
•

our ability to meet the supervisory expectations of our regulators and the impact of any regulatory restrictions or supervisory actions imposed on us, including on our ability to grow, conduct acquisitions or pay dividends;

•	market conditions and economic trends nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;
•	our ability to attract and retain successful bankers that meet our expectations in terms of customer relationships and profitability;
•	risks related to our strategic focus on lending to small to medium-sized businesses;
•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;
•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;
•	the sufficiency of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;
•	risks related to our concentration of loans to a limited number of borrowers and in a limited geographic area;
•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy, operations or to meet increased minimum regulatory capital levels;
•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;
•	accounting estimates and risk management processes that rely on analytical and forecasting models;
•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	potential fluctuations in the market value and liquidity of the securities we hold for sale;
•	loss of our executive officers or other key employees could impair our relationship with our customers and adversely affect our business;
•	potential impairment on the goodwill we may record in connection with business acquisitions;

•	risks associated with system failures or failures to prevent breaches of our network security;
•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;
•	our ability to keep pace with technological change or difficulties when implementing new technologies;
•	risks associated with data processing system failures and errors;
•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;
•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;
•	our new lines of business or new products and services may subject us to additional risks;
•	legal and regulatory proceedings or the results of regulatory examinations could adversely affect our business, financial condition, and results of operation;
•	we are subject to claims and litigation pertaining to intellectual property from time to time;
•	we could experience claims and litigation pertaining to fiduciary responsibility;
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
•

the impact of, and our ability to comply with, formal or informal regulatory actions by federal banking agencies, including any requirements or limitations imposed on us as a result of our confidential supervisory ratings or the results of any regulatory examination;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Cash and due from banks	$21,541	$15,915
Fed funds sold	1,276	1,304
Interest bearing deposits in financial institutions	290,549	107,687
Total cash and cash equivalents	313,366	124,906

Available-for-sale securities, at fair value	280,560	276,021
Held-to-maturity securities, at amortized cost (fair value of $38,006 and $41,996, respectively)	37,729	42,130
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	10,945	7,207
Federal Home Loan Bank of Dallas stock	7,010	13,113
Total securities and other investments	336,910	339,137

Loans held for sale	38,934	384
Loans held for investment	3,047,618	3,130,669
Allowance for loan losses	(35,911)	(32,947)
Loans, net	3,050,641	3,098,106

Premises and equipment, net	26,164	27,736
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	10,356	11,562
Accrued interest receivable	7,448	7,768
Deferred tax asset, net	20,086	19,510
Real estate acquired by foreclosure	2,801	12,122
Bank owned life insurance	34,150	33,452
Other assets	42,623	26,567
TOTAL ASSETS	$3,929,836	$3,786,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$618,408	$643,354
Interest-bearing transaction and savings	1,304,547	1,104,630
Certificates and other time deposits	1,392,944	1,352,764
Total deposits	3,315,899	3,100,748

Securities sold under agreements to repurchase	2,855	3,073
Other borrowed funds	150,000	223,265
Subordinated debentures	13,502	13,187
Accrued interest payable	2,028	1,870
Other liabilities	19,337	14,612
Total liabilities	3,503,621	3,356,755

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 36,861,380 and 36,788,464 shares issued at September 30, 2016 and December 31, 2015, respectively; 36,683,380 and 36,788,464 shares outstanding at September 30, 2016 and December 31, 2015, respectively	369	368
Capital surplus	379,537	378,518
Retained earnings	46,583	50,099
Accumulated other comprehensive income, net	979	417
Less treasury stock, at cost, 178,000 shares at September 30, 2016	(1,253)	-
Total shareholders’ equity	426,215	429,402
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,929,836	$3,786,157

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

INTEREST INCOME:
Loans, including fees	$37,897	$22,601	$112,953	$66,512
Securities	989	809	3,058	2,525
Other investments	199	111	577	334
Federal funds sold	1	-	3	-
Deposits in financial institutions	346	78	627	186
Total interest income	39,432	23,599	117,218	69,557

INTEREST EXPENSE:
Transaction and savings deposits	1,537	696	3,999	2,073
Certificates and other time deposits	3,791	1,651	10,256	4,732
Subordinated debentures	246	-	726	-
Other borrowed funds	183	90	793	151
Total interest expense	5,757	2,437	15,774	6,956

NET INTEREST INCOME	33,675	21,162	101,444	62,601
PROVISION FOR LOAN LOSSES	28,200	3,054	55,200	5,364
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,475	18,108	46,244	57,237

NONINTEREST INCOME:
Customer service fees	1,523	867	4,374	2,647
Loan fees	806	680	2,224	1,722
Gain on sale of held-for-sale loans, net	-	113	41	345
Gain on sale of guaranteed portion of loans, net	968	908	2,964	2,513
Other	794	303	2,425	684
Total noninterest income	4,091	2,871	12,028	7,911

NONINTEREST EXPENSE:
Salaries and employee benefits	11,925	8,562	35,365	26,197
Occupancy	2,194	1,332	6,259	4,354
Professional and regulatory fees	2,180	1,988	6,537	7,060
Data processing	921	610	2,836	1,837
Software license and maintenance	580	352	1,584	1,106
Marketing	283	160	882	460
Loan related	1,287	185	2,331	557
Real estate acquired by foreclosure, net	2,105	339	2,786	734
Other	1,908	844	4,965	2,401
Total noninterest expense	23,383	14,372	63,545	44,706

INCOME (LOSS) BEFORE INCOME TAXES	(13,817)	6,607	(5,273)	20,442
PROVISION (BENEFIT) FOR INCOME TAXES	(4,831)	2,528	(1,757)	7,576
NET INCOME (LOSS)	$(8,986)	$4,079	$(3,516)	$12,866

EARNINGS (LOSSES) PER SHARE:
Basic	$(0.25)	$0.16	$(0.10)	$0.49
Diluted	$(0.25)	$0.15	$(0.10)	$0.49

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

NET INCOME (LOSS)	$(8,986)	$4,079	$(3,516)	$12,866
OTHER COMPREHENSIVE INCOME, BEFORE TAX:
Change in unrealized gain on securities available-for-sale	106	304	865	474
Total other comprehensive income before tax	106	304	865	474

DEFERRED TAX EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME	37	107	303	166
OTHER COMPREHENSIVE INCOME, NET OF TAX	69	197	562	308
COMPREHENSIVE INCOME (LOSS)	$(8,917)	$4,276	$(2,954)	$13,174

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$-	$288,405
Net income	-	-	-	12,866	-	-	12,866
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $261 and reclassification adjustment	-	-	-	-	308	-	308
Issuance of common stock in connection with exercise of stock options	101	1	954	-	-	-	955
Stock-based compensation expense	-	-	695	-	-	-	695
BALANCE — September 30, 2015	26,277	$263	$254,070	$47,526	$1,370	$-	$303,229

BALANCE — January 1, 2016	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net loss	-	-	-	(3,516)	-	-	(3,516)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $303 and reclassification adjustment	-	-	-	-	562	-	562
Purchase of treasury stock	(178)	-	-	-	-	(1,253)	(1,253)
Issuance of common stock in connection with exercise of stock options	251	1	71	-	-	-	72
Stock-based compensation expense	-	-	948	-	-	-	948
BALANCE — September 30, 2016	36,861	$369	$379,537	$46,583	$979	$(1,253)	$426,215

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,516)	$12,866
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	610	779
Accretion of loan discounts, net	(6,768)	(1,457)
Amortization of deposit premiums	(1,947)	(541)
Amortization of core deposit intangibles	1,206	444
Accretion of borrowing valuation allowance	184	(17)
Provision for loan losses	55,200	5,364
Depreciation	1,832	1,214
Net loss on sale of real estate acquired by foreclosure	566	81
Net gain on sale of mortgage loans held-for-sale	(41)	(345)
Net gain on sale of guaranteed portion of loans	(2,964)	(2,513)
Originations of loans held-for-sale	(1,094)	(13,242)
Proceeds from sales of and principal collected on loans held-for-sale	7,772	13,968
Writedown of real estate acquired by foreclosure	1,048	530
Stock-based compensation expense	951	570
Deferred tax benefit	(878)	(2,793)
Decrease (increase) in accrued interest receivable and other assets, net	(16,434)	904
Increase (decrease) in accrued interest payable and other liabilities, net	4,880	(216)
Net cash provided by operating activities	40,607	15,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	96,108	35,564
Purchases of available-for-sale securities	(100,335)	(53,046)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	6,306	7,685
Purchases of held-to-maturity securities	(1,963)	(1,788)
Proceeds from sales of guaranteed portion of loans	35,482	25,599
Proceeds from sales of real estate acquired by foreclosure	8,127	2,587
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	6,103	(5,585)
Purchases of Federal Reserve Bank stock	(3,738)	(27)
Net increase in loans held for investment	(40,542)	(204,999)
Investment in construction of premises and purchases of other fixed assets	(260)	(780)
Net cash provided by (used in) investing activities	5,288	(194,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	217,098	95,968
Net decrease in securities sold under agreements to repurchase	(218)	(1,525)
Net proceeds from (repayment of) other short-term borrowed funds	(64,250)	115,000
Proceeds from other long-term borrowed funds	50,000	-
Repayment of other long-term borrowed funds	(58,884)	(3,676)
Proceeds from issuance of common stock due to exercise of stock options	72	955
Purchase of treasury stock	(1,253)	-
Net cash provided by financing activities	142,565	206,722

NET INCREASE IN CASH AND CASH EQUIVALENTS	$188,460	$27,528

CASH AND CASH EQUIVALENTS:
Beginning of period	124,906	68,923
End of period	$313,366	$96,451

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$420	$-
Transfer of loans to held-for-sale	$45,187	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$17,379	$6,908
Income taxes paid	$11,700	$8,100

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. In the event of a net loss, the outstanding stock options are excluded from the diluted earnings per common share calculation due to their anti-dilutive effect and the diluted net loss per common share would be equal to or less than basic net loss per common share.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income (loss)	$(8,986)		$4,079		$(3,516)		$12,866

Basic:
Weighted average shares outstanding	36,657	$(0.25)	26,274	$0.16	36,659	$(0.10)	26,215	$0.49

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	-		277		-		266
Total	36,657	$(0.25)	26,551	$0.15	36,659	$(0.10)	26,481	$0.49

On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of September 30, 2016, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.  From April 1, 2016 through September 30, 2016, the Company made no repurchases under the program.

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

SEPTEMBER 30, 2016

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

FASB ASU No. 2015-02 — “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) Eliminate the presumption that a general partner should consolidate a limited partnership, (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

SEPTEMBER 30, 2016

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

FASB ASU No. 2015-17 — “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” In November 2015, the FASB issued ASU 2015-17, as part of its simplification initiative. The ASU requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance. For public business entities, the ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the ASU is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for all entities. The adoption of the provisions of ASU 2015-17 upon issuance did not have a material impact on the Company’s financial statements.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

FASB ASU No. 2016-02 — “Leases (Topic 842).” In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 to supersede nearly all existing lease guidance under GAAP. The guidance would require a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.

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

FASB ASU No. 2016-15 — "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. This ASU is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted with retrospective application. The Company is currently evaluating the potential impact of ASU 2016-15 on the Company’s financial statements.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

4. ACQUISITIONS

Acquisitions have been in the past and may be in the future an important part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated basis over an estimated life of six to nineteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

Patriot Bancshares, Inc. - On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank, with and into the Bank.  Patriot, headquartered in Houston, Texas, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million.

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets.  None of the goodwill recognized is expected to be deductible for income tax purposes.

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amounts of $63.2 million and $70.0 million at September 30, 2016 and December 31, 2015, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$123,319	$50	$-	$123,369
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	107,017	1,347	(102)	108,262
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	44,694	234	(28)	44,900
Corporate debt securities	3,789	8	(15)	3,782
Obligations of municipal subdivisions	236	11	-	247
Total	$279,055	$1,650	$(145)	$280,560

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,088	$333	$(8)	$15,413
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	22,641	84	(132)	22,593
Total	$37,729	$417	$(140)	$38,006

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table sets forth, as of the date indicated, contractual maturities of securities:

	September 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost		Fair Value
	(Dollars in thousands)

Due in one year or less	$22,007	$22,050	$		$
Due after one year through five years	105,101	105,101
Due after five years through ten years	236	247
	127,344	127,398		-		-

Mortgage-backed securities and collateralized mortgage obligations	151,711	153,162		37,729		38,006
Total	$279,055	$280,560		$37,729		$38,006

There were no sales of securities during the three or nine months ended September 30, 2016 or 2015.

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

As of September 30, 2016, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2016, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of September 30, 2016.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	September 30, 2016
	Less than 12 Months				12 Months or More
	Amortized Cost	Gross Unrealized Losses		Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$18,914		$(102)	$18,812	$-	$-	$-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	10,090		(28)	10,062	-	-	-
Corporate debt securities	1,785		(15)	1,770	-	-
Total	$30,789		$(145)	$30,644	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$-	$		$-	$866	$(8)	$858
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	1,442		(1)	1,441	8,027	(131)	7,896
Total	$1,442		$(1)	$1,441	$8,893	$(139)	$8,754

	December 31, 2015
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,028	$(85)	$84,943	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	48,830	(184)	48,646	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,299	(314)	32,985	-	-	-
Corporate debt securities	2,009	(1)	2,008	-	-	-
Total	$169,166	$(584)	$168,582	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$3,220	$(48)	$3,172	$2,571	$(95)	$2,476
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,945	(73)	9,872	12,871	(292)	12,579
Total	$13,165	$(121)	$13,044	$15,442	$(387)	$15,055

The average loss on securities in an unrealized loss position was 0.69% and 0.55% of the amortized cost basis at September 30, 2016 and December 31, 2015, respectively. There were four and six securities in an unrealized loss position of greater than 12 months at September 30, 2016 and December 31, 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2016 or December 31, 2015.

Securities with an amortized cost of $12.9 million and $14.9 million and fair value of $13.0 million and $15.0 million were pledged and available to be sold under repurchase agreements at September 30, 2016 and December 31, 2015, respectively. Securities with an amortized cost of $76.8 million and $97.3 million and fair value of $77.1 million and $97.1 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at September 30, 2016 and December 31, 2015, respectively.  In addition, securities with an amortized cost of $5.6 million and $2.8 million and fair value of $5.7 million and $2.9 million were pledged as collateral for the Company’s derivative instruments at September 30, 2016 and December 31, 2015, respectively.

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	September 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$823,047	$181,367	$1,004,414
Real estate:
Owner occupied commercial real estate	249,827	137,205	387,032
Commercial real estate	761,788	347,854	1,109,642
Construction, land & land development	180,315	98,008	278,323
Residential mortgage	128,077	128,763	256,840
Consumer and other	9,005	2,362	11,367
Total loans held for investment	$2,152,059	$895,559	$3,047,618

Total loans held for sale	$38,934	$-	$38,934

	December 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$850,048	$356,404	$1,206,452
Real estate:
Owner occupied commercial real estate	188,908	164,981	353,889
Commercial real estate	521,887	382,228	904,115
Construction, land & land development	242,611	116,202	358,813
Residential mortgage	120,260	173,223	293,483
Consumer and other	9,843	4,074	13,917
Total loans held for investment	$1,933,557	$1,197,112	$3,130,669

Total loans held for sale	$384	$-	$384

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

Included in the loans held for investment balance was $18.3 million and $19.8 million of net deferred loan origination fees and unamortized premium and discount at September 30, 2016 and December 31, 2015, respectively. Also included in loans at

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

September 30, 2016 and December 31, 2015 was $5.1 million and $13.4 million, respectively, in nonaccretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $6.6 million and $7.3 million at September 30, 2016 and December 31, 2015, respectively. Consumer and other loans include overdrafts of $74 thousand and $560 thousand as of September 30, 2016 and December 31, 2015, respectively.

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

Reserved-based energy loans outstanding represented approximately 0.9% and 4.2% of total funded loans as of September 30, 2016 and December 31, 2015, respectively. Energy related service industry loans represented approximately 3.4% and 5.2% of total funded loans as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016, and December 31, 2015, $25.8 million and $32.3 million of reserved-based energy loans and $38.0 million and $291 thousand of energy related service industry loans were impaired, respectively.  Management believes the allowance for loan losses is appropriate to cover estimated losses on loans at each balance sheet date.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Honey Grove, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSA’s.  The Company does not have any significant concentration to any one industry or customer. As of September 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	September 30, 2016
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$418,147	$549,666	$36,601	$1,004,414
Real estate:
Owner occupied commercial real estate	30,673	172,463	183,896	387,032
Commercial real estate	82,748	796,627	230,267	1,109,642
Construction, land & land development	93,302	138,864	46,157	278,323
Residential mortgage	23,489	59,847	173,504	256,840
Consumer and Other	7,915	2,602	850	11,367

Total loans held for investment	$656,274	$1,720,069	$671,275	$3,047,618

Fixed rate	$68,238	$472,925	$112,488	$653,651
Floating rate	588,036	1,247,144	558,787	2,393,967

Total loans held for investment	$656,274	$1,720,069	$671,275	$3,047,618

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

An analysis of activity with respect to these related-party loans for the periods ended September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Beginning balance	$9,741	$-
Additions (at Acquisition)	-	10,003
Advances	502	-
Repayments	(4,138)	(262)
Ending Balance	$6,105	$9,741

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$42,265	$60,554
Recorded investment	34,122	46,174
Discount, net	$8,143	$14,380

Other acquired loans:
Outstanding principal balance	867,193	1,162,068
Deferred fees, net	(201)	(162)
Recorded investment	861,437	1,150,938
Discount, net	$5,555	$10,968

Total acquired loans:
Outstanding principal balance	909,458	1,222,622
Deferred fees, net	(201)	(162)
Recorded investment	895,559	1,197,112
Discount, net	$13,698	$25,348

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$967	$685
Reclassifications from nonaccretable discount	3,087	557
Accretion	(1,051)	(196)
Balance at period end	$3,003	$1,046

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	September 30, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$746	$658	$1,404	$56,452	$-	$765,191	$823,047
Real estate:
Owner occupied commercial real estate	726	-	726	1,454	-	247,647	249,827
Commercial real estate	-	-	-	2,095	-	759,693	761,788
Construction, land & land development	4,272	-	4,272	-	-	176,043	180,315
Residential mortgage	3,244	424	3,668	580	-	123,829	128,077
Consumer and other	96	-	96	119	-	8,790	9,005
Total originated loans	$9,084	$1,082	$10,166	$60,700	$-	$2,081,193	$2,152,059

Acquired Loans
Commercial & industrial	$1,963	$24	$1,987	$25,642	$4,778	$148,960	$181,367
Real estate:
Owner occupied commercial real estate	5,586	305	5,891	2,583	5,989	122,742	137,205
Commercial real estate	989	-	989	2,623	11,960	332,282	347,854
Construction, land & land development	460	2,214	2,674	358	8,331	86,645	98,008
Residential mortgage	322	25	347	1,534	3,064	123,818	128,763
Consumer and other	33	14	47	12	-	2,303	2,362
Total acquired loans	$9,353	$2,582	$11,935	$32,752	$34,122	$816,750	$895,559
Total loans held for investment	$18,437	$3,664	$22,101	$93,452	$34,122	$2,897,943	$3,047,618

	December 31, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,064	$25	$2,089	$34,205	$-	$813,754	$850,048
Real estate:
Owner occupied commercial real estate	9,158	-	9,158	829	-	178,921	188,908
Commercial real estate	1,108	-	1,108	-	-	520,779	521,887
Construction, land & land development	181	-	181	472	-	241,958	242,611
Residential mortgage	890	-	890	197	-	119,173	120,260
Consumer and other	593	20	613	-	-	9,230	9,843
Total originated loans	$13,994	$45	$14,039	$35,703	$-	$1,883,815	$1,933,557

Acquired Loans
Commercial & industrial	$10,908	$-	$10,908	$420	$13,905	$331,171	$356,404
Real estate:
Owner occupied commercial real estate	741	-	741	-	7,149	157,091	164,981
Commercial real estate		-	-	1,590	12,288	368,350	382,228
Construction, land & land development	111	-	111	-	8,681	107,410	116,202
Residential mortgage	4,065	6	4,071	1,292	4,151	163,709	173,223
Consumer and other	52	1	53	-	-	4,021	4,074
Total acquired loans	$15,877	$7	$15,884	$3,302	$46,174	$1,131,752	$1,197,112
Total loans held for investment	$29,871	$52	$29,923	$39,005	$46,174	$3,015,567	$3,130,669

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	September 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$52,005	$32,486	$84,491
Accruing loans past due 90 days or more	1,082	2,582	3,664
Restructured loans - nonaccrual	8,695	266	8,961
Restructured loans - accruing	5,368	10	5,378
Total nonperforming loans	$67,150	$35,344	$102,494

	December 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$35,145	$2,396	$37,541
Accruing loans past due 90 days or more	45	7	52
Restructured loans - nonaccrual	558	906	1,464
Restructured loans - accruing	5,694	294	5,988
Total nonperforming loans	$41,442	$3,603	$45,045

Based on an analysis of impaired loans at September 30, 2016 and December 31, 2015, an allowance of $11.6 million and $14.8 million, respectively, was allocated to impaired loans. The average recorded investment in impaired loans for the nine months ended September 30, 2016 and for the year ended December 31, 2015, was $71.3 million and $16.7 million, respectively. There was approximately $382 thousand and $39 thousand in interest recognized on impaired loans, for the three months ended September 30, 2016 and 2015, respectively.  There was approximately $757 thousand and $324 thousand in interest recognized on impaired loans, for the nine months ended September 30, 2016 and 2015, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

Impaired loans of $93.5 million and $39.0 million at September 30, 2016 and December 31, 2015 respectively, have been categorized by management as nonaccrual loans.  This increase was due primarily to migration to nonperforming loans in the acquired and energy portfolios.  Interest foregone on nonaccrual loans for the three months ended September 30, 2016 and 2015 was approximately $1.8 million and $83 thousand, respectively, and for the nine months ended September 30, 2016 and 2015 was approximately $3.4 million and $313 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$62,932	$38	$8,878	$5
Owner occupied commercial real estate	1,498	73	1,059	20
Commercial real estate	6,589	80	1,806	9
Construction, land & land development	-	-	492	-
Residential mortgage	575	-	76	-
Consumer and other	183	1	146	2
Total originated loans	$71,777	$192	$12,457	$36

Acquired Loans
Commercial & industrial	$20,362	$63	$677	$3
Owner occupied commercial real estate	3,029	-	-	-
Commercial real estate	2,304	48	899	-
Construction, land & land development	239	-	-	-
Residential mortgage	1,959	79	477	-
Consumer and other	9	-	-	-
Total acquired loans	$27,902	$190	$2,053	$3
Total	$99,679	$382	$14,510	$39

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$51,141	$57	$5,151	$24
Owner occupied commercial real estate	1,030	73	1,173	20
Commercial real estate	5,718	241	1,246	13
Construction, land & land development	205	180	598	15
Residential mortgage	531	10	735	233
Consumer and other	135	5	170	8
Total originated loans	$58,760	$566	$9,073	$313

Acquired Loans
Commercial & industrial	$7,372	$63	$354	$4
Owner occupied commercial real estate	1,431	-	-	-
Commercial real estate	1,932	48	663	-
Construction, land & land development	79	-	-	-
Residential mortgage	1,691	80	300	7
Consumer and other	4	-	1	-
Total acquired loans	$12,509	$191	$1,318	$11
Total	$71,269	$757	$10,391	$324

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$15,106	$15,151	$-
Owner occupied commercial real estate	1,454	1,464	-
Commercial real estate	7,261	7,267	-
Residential mortgage	565	561	-
Consumer and other	102	102	-
Total with no related allowance recorded:	$24,488	$24,545	$-

With an allowance recorded:
Commercial & industrial	$41,447	$41,682	$8,765
Residential mortgage	14	14	14
Consumer and other	119	119	119
Total with an allowance recorded:	$41,580	$41,815	$8,898
Total originated loans	$66,068	$66,360	$8,898

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$9,190	$9,195	$-
Owner occupied commercial real estate	2,583	2,587	-
Commercial real estate	2,623	2,646	-
Construction, land & land development	358	358	-
Residential mortgage	1,534	1,525	-
Consumer and other	10	10	-
Total with no related allowance recorded:	$16,298	$16,321	$-

With an allowance recorded:
Commercial & industrial	$16,462	$16,535	$2,684
Consumer and other	2	2	2
Total with an allowance recorded:	$16,464	$16,537	$2,686
Total acquired loans	$32,762	$32,858	$2,686

Total:
Commercial & industrial	$82,205	$82,563	$11,449
Real estate	16,392	16,422	14
Consumer and other	233	233	121
Total	$98,830	$99,218	$11,584

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$1,898	$1,899	$-
Owner occupied commercial real estate	829	834	-
Commercial real estate	5,356	5,356	-
Construction, land & land development	268	268	-
Residential mortgage	183	183	-
Consumer and other	174	174	-
Total with no related allowance recorded:	$8,708	$8,714	$-

With an allowance recorded:
Commercial & industrial	$32,471	$32,510	$14,733
Construction, land & land development	204	204	92
Residential mortgage	14	15	14
Total with an allowance recorded:	$32,689	$32,729	$14,839
Total originated loans	$41,397	$41,443	$14,839

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$714	$714	$-
Commercial real estate	1,590	1,607	-
Residential mortgage	1,240	1,235	-
Total with no related allowance recorded:	$3,544	$3,556	$-

With an allowance recorded:
Residential mortgage	$52	$52	$1
Total with an allowance recorded:	$52	$52	$1
Total acquired loans	$3,596	$3,608	$1

Total:
Commercial & Industrial	$35,083	$35,123	$14,733
Real Estate	9,736	9,754	107
Consumer and other	174	174	-
Total	$44,993	$45,051	$14,840

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Grade 8 (Substandard — Nonaccrual) — This category includes loans (1) with the same basic characteristics as Grade 7 loans and (2) has also meet the Company’s criteria for nonaccrual status, but do not warrant a Grade 9 or Grade 10 classification.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)
The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	September 30, 2016
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$722,111	$14,321	$24,915	$5,248	$50,192	$6,260	$-	$823,047
Owner Occupied Commercial Real Estate	233,939	9,999	1,764	2,671	1,454	-	-	249,827
Commercial Real Estate	664,406	32,704	47,949	14,634	2,095	-	-	761,788
Construction & Land Development	167,613	2,108	9,392	1,202	-	-	-	180,315
Residential Mortgage	120,251	5,610	1,444	192	580	-	-	128,077
Other Consumer	8,694	95	58	39	119	-	-	9,005
Total originated loans	$1,917,014	$64,837	$85,522	$23,986	$54,440	$6,260	$-	$2,152,059

Acquired Loans
Commercial & Industrial	$90,425	$4,967	$17,252	$38,303	$25,642	$-	$4,778	$181,367
Owner Occupied Commercial Real Estate	100,627	2,571	8,670	16,765	2,583		5,989	137,205
Commercial Real Estate	286,005	21,418	21,180	4,668	2,623		11,960	347,854
Construction & Land Development	74,105	12,612	-	2,602	358		8,331	98,008
Residential Mortgage	123,678	109	218	160	1,534		3,064	128,763
Other Consumer	2,131	5	214	-	12		-	2,362
Total acquired loans	$676,971	$41,682	$47,534	$62,498	$32,752	$-	$34,122	$895,559

Total loans	$2,593,985	$106,519	$133,056	$86,484	$87,192	$6,260	$34,122	$3,047,618

	December 31, 2015
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$715,287	$27,938	$26,745	$45,873	$26,856	$7,349	$-	$850,048
Owner Occupied Commercial Real Estate	182,873	737	3,742	727	829	-	-	188,908
Commercial Real Estate	470,838	26,627	7,655	16,767	-	-	-	521,887
Construction & Land Development	240,713	1,426	-	-	472	-	-	242,611
Residential Mortgage	119,153	-	882	28	197	-	-	120,260
Other Consumer	9,569	99	116	59	-	-	-	9,843
Total originated loans	$1,738,433	$56,827	$39,140	$63,454	$28,354	$7,349	$-	$1,933,557

Acquired Loans
Commercial & Industrial	$285,229	$20,146	$19,324	$17,380	$420	$-	$13,905	$356,404
Owner Occupied Commercial Real Estate	139,950	3,959	12,372	1,551	-	-	7,149	164,981
Commercial Real Estate	327,338	22,648	12,591	5,773	1,590	-	12,288	382,228
Construction & Land Development	92,556	13,677	1,288	-	-	-	8,681	116,202
Residential Mortgage	165,696	1,222	226	636	1,292	-	4,151	173,223
Other Consumer	3,674	400	-	-	-	-	-	4,074
Total acquired loans	$1,014,443	$62,052	$45,801	$25,340	$3,302	$-	$46,174	$1,197,112

Total loans	$2,752,876	$118,879	$84,941	$88,794	$31,656	$7,349	$46,174	$3,130,669

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2015
	(Dollars in thousands)

Commercial & industrial	3	$8,883	$8,592	6	$1,657	$886
Commercial real estate	-	-	-	1	5,417	5,417
Total	3	$8,883	$8,592	7	$7,074	$6,303

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the nine months ended September 30, 2016, the Company added $8.8 in new troubled debt restructuring of which $8.6 million was still outstanding on September 30, 2016.  The decrease in outstanding balance was primarily due to payments received.  For the nine months ended September 30, 2015, the Company added $7.1 million in new troubled debt restructurings of which $6.3 million was still outstanding on September 30, 2015.  The decrease in outstanding balance was primarily due to payments received.  Troubled debt restructurings are individually evaluated for impairment.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $1.9 million related to $2.5 million of these loans at September 30, 2016.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance June 30, 2016	Provision	Charge-offs	Recoveries	Balance September 30, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$30,880	$22,308	$(36,330)	$13	$16,871
Owner occupied commercial real estate	2,124	278	-	-	2,402
Commercial real estate	7,540	669	(26)	-	8,183
Construction, land & land development	2,426	(588)	-	-	1,838
Residential mortgage	1,172	(4)	-	23	1,191
Consumer and other	59	181	(54)	5	191
Total originated loans	$44,201	$22,844	$(36,410)	$41	$30,676

Acquired Loans
Commercial & industrial	$410	$3,719	$(1,459)	$24	$2,694
Owner occupied commercial real estate	580	383	(977)	17	3
Commercial real estate	25	466	(466)	-	25
Construction, land & land development	825	671	-	6	1,502
Residential mortgage	1,368	122	(512)	22	1,000
Consumer and other	11	(5)	(1)	6	11
Total acquired loans	$3,219	$5,356	$(3,415)	$75	$5,235
Total	$47,420	$28,200	$(39,825)	$116	$35,911

	Balance June 30, 2015	Provision	Charge-offs	Recoveries	Balance September 30, 2015
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$8,426	$3,075	$(693)	$285	$11,093
Owner occupied commercial real estate	1,436	204	-	-	1,640
Commercial real estate	4,125	(123)	-	75	4,077
Construction, land & land development	2,826	(380)	-	-	2,446
Residential mortgage	845	99	-	-	944
Consumer and other	369	(60)	(2)	1	308
Total originated loans	$18,027	$2,815	$(695)	$361	$20,508

Acquired Loans
Commercial & industrial	$37	$240	$(288)	$46	$35
Owner occupied commercial real estate	5	-	-	-	5
Commercial real estate	166	-	-	-	166
Construction, land & land development	9	(1)	-	-	8
Residential mortgage	45	(6)	(41)	4	2
Consumer and other	3	6	(10)	1	-
Total acquired loans	$265	$239	$(339)	$51	$216
Total	$18,292	$3,054	$(1,034)	$412	$20,724

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

	Balance December 30, 2015	Provision	Charge-offs	Recoveries	Balance September 30, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$42,286	$(49,201)	$702	$16,871
Owner occupied commercial real estate	1,675	727	-	-	2,402
Commercial real estate	4,525	3,684	(26)	-	8,183
Construction, land & land development	2,337	(499)	-	-	1,838
Residential mortgage	816	349	-	26	1,191
Consumer and other	286	(14)	(96)	15	191
Total originated loans	$32,723	$46,533	$(49,323)	$743	$30,676

Acquired Loans
Commercial & industrial	$46	$4,360	$(1,804)	$92	$2,694
Owner occupied commercial real estate	4	1,137	(1,155)	17	3
Commercial real estate	166	325	(466)	-	25
Construction, land & land development	8	1,415	-	79	1,502
Residential mortgage	-	1,422	(518)	96	1,000
Consumer and other	-	8	(15)	18	11
Total acquired loans	$224	$8,667	$(3,958)	$302	$5,235
Total	$32,947	$55,200	$(53,281)	$1,045	$35,911

	Balance December 30, 2014	Provision	Charge-offs	Recoveries	Balance December 30, 2015
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$8,139	$14,164	$(1,311)	$2,092	$23,084
Owner occupied commercial real estate	969	706	-	-	1,675
Commercial real estate	2,777	1,673	-	75	4,525
Construction, land & land development	2,621	(284)	-	-	2,337
Residential mortgage	644	235	(63)	-	816
Consumer and other	264	131	(125)	16	286
Total originated loans	$15,414	$16,625	$(1,499)	$2,183	$32,723

Acquired Loans
Commercial & industrial	$6	$1,283	$(1,336)	$93	$46
Owner occupied commercial real estate	5	(1)	-	-	4
Commercial real estate	165	(1)	-	2	166
Construction, land & land development	12	(9)	-	5	8
Residential mortgage	1	(37)	-	36	-
Consumer and other	2	4	(21)	15	-
Total acquired loans	$191	$1,239	$(1,357)	$151	$224
Total	$15,605	$17,864	$(2,856)	$2,334	$32,947

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

	Balance December 30, 2014	Provision	Charge-offs	Recoveries	Balance September 30, 2015
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$8,139	$2,201	$(1,277)	$2,030	$11,093
Owner occupied commercial real estate	969	671	-	-	1,640
Commercial real estate	2,777	1,225	-	75	4,077
Construction, land & land development	2,621	(175)	-	-	2,446
Residential mortgage	644	300	-	-	944
Consumer and other	264	146	(112)	10	308
Total originated loans	$15,414	$4,368	$(1,389)	$2,115	$20,508

Acquired Loans
Commercial & industrial	$6	$976	$(1,008)	$61	$35
Owner occupied commercial real estate	5	-	-	-	5
Commercial real estate	165	-	-	1	166
Construction, land & land development	12	(4)	-	-	8
Residential mortgage	1	20	(41)	22	2
Consumer and other	2	4	(17)	11	-
Total acquired loans	$191	$996	$(1,066)	$95	$216
Total	$15,605	$5,364	$(2,455)	$2,210	$20,724

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	September 30, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$766,494	$56,553	$-	$823,047	$8,106	$8,765	$-	$16,871
Owner occupied commercial real estate	248,373	1,454	-	249,827	2,402	-	-	2,402
Commercial real estate	754,527	7,261	-	761,788	8,183	-	-	8,183
Construction, land & land development	180,315	-	-	180,315	1,838	-	-	1,838
Residential mortgage	127,498	579	-	128,077	1,177	14	-	1,191
Consumer and other	8,784	221	-	9,005	72	119	-	191
Total originated loans	$2,085,991	$66,068	$-	$2,152,059	$21,778	$8,898	$-	$30,676

Acquired Loans
Commercial & industrial	$150,937	$25,652	$4,778	$181,367	$-	$2,684	$10	$2,694
Owner occupied commercial real estate	128,633	2,583	5,989	137,205	-	-	3	3
Commercial real estate	333,271	2,623	11,960	347,854	-	-	25	25
Construction, land & land development	89,319	358	8,331	98,008	3	-	1,499	1,502
Residential mortgage	124,165	1,534	3,064	128,763	705	-	295	1,000
Consumer and other	2,350	12	-	2,362	9	2	-	11
Total acquired loans	$828,675	$32,762	$34,122	$895,559	$717	$2,686	$1,832	$5,235
Total	$2,914,666	$98,830	$34,122	$3,047,618	$22,495	$11,584	$1,832	$35,911

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

	December 31, 2015
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$815,679	$34,369	$-	$850,048	$8,351	$14,733	$-	$23,084
Owner occupied commercial real estate	188,079	829	-	188,908	1,675	-	-	1,675
Commercial real estate	516,531	5,356	-	521,887	4,525	-	-	4,525
Construction, land & land development	242,139	472	-	242,611	2,245	92	-	2,337
Residential mortgage	120,063	197	-	120,260	801	15	-	816
Consumer and other	9,669	174	-	9,843	286		-	286
Total originated loans	$1,892,160	$41,397	$-	$1,933,557	$17,883	$14,840	$-	$32,723

Acquired Loans
Commercial & industrial	$341,785	$714	$13,905	$356,404	$1	$-	$45	$46
Owner occupied commercial real estate	157,832	-	7,149	164,981	2	-	2	4
Commercial real estate	368,350	1,590	12,288	382,228	12	-	154	166
Construction, land & land development	107,521	-	8,681	116,202	-	-	8	8
Residential mortgage	167,780	1,292	4,151	173,223	-	-	-	-
Consumer and other	4,074	-	-	4,074	-	-	-	-
Total acquired loans	$1,147,342	$3,596	$46,174	$1,197,112	$15	$-	$209	$224
Total	$3,039,502	$44,993	$46,174	$3,130,669	$17,898	$14,840	$209	$32,947

	September 30, 2015
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$782,058	$20,545	$-	$802,603	$8,465	$2,628	$-	$11,093
Owner occupied commercial real estate	168,443	853	-	169,296	1,640	-	-	1,640
Commercial real estate	460,571	5,418	-	465,989	4,077	-	-	4,077
Construction, land & land development	246,742	486	-	247,228	2,348	98	-	2,446
Residential mortgage	114,535	198	-	114,733	929	15	-	944
Consumer and other	9,641	145	-	9,786	308	-	-	308
Total originated loans	$1,781,990	$27,645	$-	$1,809,635	$17,767	$2,741	$-	$20,508

Acquired Loans
Commercial & industrial	$16,162	$672	$900	$17,734	$1	$-	$34	$35
Owner occupied commercial real estate	12,905	-	1,023	13,928	2	-	3	5
Commercial real estate	11,525	1,640	4,474	17,639	12	-	154	166
Construction, land & land development	4,933	-	45	4,978	-	-	8	8
Residential mortgage	112,624	476	2,963	116,063	-	2	-	2
Consumer and other	2,303	-	-	2,303	-	-	-	-
Total acquired loans	$160,452	$2,788	$9,405	$172,645	$15	$2	$199	$216
Total	$1,942,442	$30,433	$9,405	$1,982,280	$17,782	$2,743	$199	$20,724

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Land	$7,660	$7,660
Buildings and improvements	23,462	23,834
Furniture, fixtures and equipment	10,189	10,190
	41,311	41,684
Less accumulated depreciation	(15,147)	(13,948)
Total	$26,164	$27,736

Depreciation of premises and equipment totaled $581 thousand and $394 thousand for the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $1.2 million for the nine months ended September 30, 2016 and 2015, respectively.

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At September 30, 2016 and December 31, 2015, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2015.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2014	$30,129	$4,148
Add - acquisition of Patriot	55,162	8,261
Less - amortization	-	(847)
Balance - December 31, 2015	$85,291	$11,562
Less amortization	-	(1,206)
Balance - September 30, 2016	$85,291	$10,356

Amortization of core deposit intangibles was $402 thousand and $148 thousand for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $444 thousand for the nine months ended September 30, 2016 and 2015, respectively.

The Company initially records the total premium paid on acquisitions as goodwill.  After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet.  This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.  The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. The Company may record subsequent adjustments to goodwill for amounts undeterminable at the acquisition date, such as deferred taxes and real estate valuations.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

September 30, 2016
(Dollars in thousands)

2016	$381
2017	1,472
2018	1,196
2019	1,080
2020	992
Thereafter	5,235
Total	$10,356

11. DEPOSITS

Included in certificates and other time deposits are individual amounts of $100,000 or more including brokered certificates of deposit, if any. The remaining maturities of these deposits as of the dates indicated are as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Three months or less	$87,181	$191,133
Over three through six months	287,265	163,633
Over six through twelve months	290,216	209,954
Over one through two years	199,594	243,614
Over two through three years	131,329	94,238
Over three through four years	61,543	45,055
Over four through five years	8,889	39,956
Over five years	-	-
Total	$1,066,017	$987,583

Interest expense for certificates of deposit and other time deposits of $100,000 or more was approximately $3.1 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $8.9 million and $4.1 million for the nine months ended September 30, 2016 and 2015.

The Company had $105.2 million and $93.6 million in brokered time deposits, at September 30, 2016 and December 31, 2015, respectively.    Brokered deposits represented 3.2% and 3.0% of total deposits at September 30, 2016 and December 30, 2015, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$223,265
Repurchase agreements	2,855	3,073
Total	$152,855	$226,338

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At September 30, 2016 and December 31, 2015, total unused borrowing capacity of $603.9 million and $355.1 million, respectively, was available under this arrangement. At September 30, 2016,  $150.0 million was outstanding with an average interest rate of 0.41% and all of the Company’s FHLB advances will mature within two years. At December 31, 2015,  $223.3 million was outstanding with an average interest rate of 0.46% and all of the Company’s FHLB advances will mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At September 30, 2016 and December 31, 2015,  $303.8 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity increased due to changes in collateral margins for Dallas Fed discount window lending.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of September 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding.

13. SUBORDINATED DEBENTURES

At September 30, 2016, the Company had outstanding $13.5 million in subordinated debentures net of $8.7 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at September 30, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of September 30, 2016 was 0.8537%.
(2)	All debentures are callable five years from issuance date.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

14. INCOME TAXES

Income tax expense (benefit) for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015

	(Dollars in thousands)

Income tax expense (benefit) for the period	$($4,831)	$	$ 2,528	$($1,757)	$	$ 7,576
Effective Tax Rate	35.0%		38.3%	33.3%		37.1%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

Net deferred tax assets totaled $20.1 million at September 30, 2016 and $19.5 million at December 31, 2015. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Stock Options. At September 30, 2016 and December 31, 2015 there were 329,500 and 173,500 time based options outstanding under the 2014 Plan, respectively.  The Company has three additional stock options plans, all of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At September 30, 2016 there were 380,902 time based options, 1,223,234 performance options and 379,529 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2015 there were 381,071 time based options, 1,223,234 performance options and 379,529 super-performance options outstanding under the 2010 Option Plan.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At September 30, 2016 and December 31, 2015, there were 202,500 and 292,757 options outstanding under the 2006 Option Plan, respectively.

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At September 30, 2016 and December 31, 2015, there were 225,407 and 234,573 options outstanding under the Redstone Option Plan, respectively.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At September 30, 2016 and December 31, 2015, there were 288,500 and 292,500 restricted stock units outstanding under the 2014 Plan, respectively.  Total restricted stock units compensation expense was $193 and $207 thousand for the three months ended September 30, 2016 and 2015, respectively, and $595 and $619 thousand for the nine months ended September 30, 2016 and 2015, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of September 30, 2016 and December 31, 2015, there were 93,000 and 103,000 units outstanding under the SAR Plan, respectively.

For the three and nine months ended September 30, 2016, $114 thousand and $2 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.  For the three and nine months ended September 30, 2015, a $231 thousand and $125 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended September 30, 2016 and 2015, were $325 thousand and $237 thousand, respectively, and for the nine months ended September 30, 2016 and 2015, were $976 thousand and $721 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

	September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$857,206	$435,331	$100,407	$-	$1,392,944
Federal Home Loan Bank advances	615	150,222	-	-	150,837
Subordinated debentures	592	592	1,775	31,404	34,363
Operating leases	2,121	2,843	1,810	3,925	10,699
Total	$860,534	$588,988	$103,992	$35,329	$1,588,843

Payments for the FHLB advances includes interest of $837 thousand that will be paid in future years.  Payments for subordinated debentures includes interest of $12.2 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at September 30, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated is as follows:

September 30, 2016
(Dollars in thousands)

2016	$596
2017	1,942
2018	1,502
2019	1,234
2020	912
Thereafter	4,513
Total	$10,699

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $627 thousand and $340 thousand for the three months ended September 30, 2016 and 2015, respectively, and was $1.7 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The following is a summary of the various financial instruments outstanding as of the date set forth:

	September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$348,922	$225,914	$99,701	$66,603	$741,140
Standby and commercial letters of credit	9,774	2,188	63	900	12,925
Total	$358,696	$228,102	$99,764	$67,503	$754,065

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

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	September 30, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$181,636	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.4 years	$3,692

Correspondent interest rate swap:
pay fixed/receive floating	$181,636	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.4 years	$(3,909)

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet; customer interest rate swaps are included in other assets and correspondent interest rate swaps are included in other liabilities. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	September 30, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value

	(Dollars in thousands)

Included in other assets:
Commercial customer counterparty:
Interest rate swap	$181,636	$3,692	$115,459	$1,528
Financial institution counterparty:
Interest rate cap	16,605	1	16,929	25
Total included in other assets	$198,241	$3,693	$132,388	$1,553

Included in other liabilities:
Financial institution counterparty:
Interest rate swap	$181,636	$(3,909)	$115,459	$(1,612)
Commercial customer counterparty:
Interest rate cap	16,605	(1)	16,929	(25)
Total included in other liabilities	$198,241	$(3,910)	$132,388	$(1,637)

The strike rate for the outstanding caps was 6.00% at both September30, 2016 and December 31, 2015.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.

Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Financial institutions are categorized as “well capitalized” or “adequately capitalized”, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of “adequately capitalized” as of September 30, 2016, and December 31, 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be “well capitalized”. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below “well-capitalized” status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	September 30, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$383,428	10.9%	$282,140	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	346,259	9.8	211,605	6.0	N/A	N/A
Common equity tier 1 capital	333,423	9.5	158,704	4.5	N/A	N/A
Tier I capital (to average assets)	346,259	9.1	152,027	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$377,852	10.7%	$282,148	8.0%	$352,685	10.0%
Tier 1 capital (to risk weighted assets)	340,683	9.7	211,611	6.0	282,148	8.0
Common equity tier 1 capital	340,683	9.7	158,708	4.5	229,245	6.5
Tier I capital (to average assets)	340,683	9.0	151,987	4.0	189,983	5.0

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended September 30, 2016 and December 31, 2015.

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

SEPTEMBER 30, 2016

(Unaudited)

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

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$113,355	$167,205	$-	$280,560
Customer interest rate swaps	-	3,692	-	3,692
Correspondent interest rate caps	-	1	-	1

Financial Liabilities:
Correspondent interest rate swaps	$-	$3,909	$-	$3,909
Customer interest rate caps	-	1	-	1

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$74,974	$201,047	$-	$276,021
Customer interest rate swaps	-	1,528	-	1,528
Correspondent interest rate caps	-	25	-	25

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,612	$-	$1,612
Customer interest rate caps	-	25	-	25

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

SEPTEMBER 30, 2016

(Unaudited)

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	September 30, 2016
	Level 3	Total	Losses for the Nine Months Ended September 30, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$58,549	$58,549	$11,570
Other real estate owned	2,339	2,339	1,048

	September 30, 2015
	Level 3	Total	Losses for the Nine Months Ended September 30, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$19,846	$19,846	$2,462
Other real estate owned	1,665	1,665	155

The following methods and assumptions were used to estimate the fair value of cash and of financial instruments for which it is practicable to estimate that value:

Cash and Short-Term Investments — The carrying amount of these short term investments is a reasonable estimate of fair value.

Securities — The fair value of securities are obtained from an independent pricing service.  Securities are valued based on quoted prices in an active market when available. These securities are classified in Level 1 of the valuation hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated and classified as Level 2 of the valuation hierarchy.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury and other yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

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

SEPTEMBER 30, 2016

(Unaudited)

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

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at the date indicated:

	Fair Value at 9/30/2016	Valuation Technique	Unobservable Input	Range (1) (Weighted Average)
	(Dollars in thousands)

Loans held for investment	$3,056,110	Discounted cash flow	Prepayment Speed	0% to 97.55% (28.57%)
			Discount Rates	1.28% - 11.62% (3.42%)

Real estate acquired by foreclosure	2,801	Appraisal	Adjustments for comparable properties	8.00% - 12.55% (8.54%)
(1)	Represents range of factors applied to determine fair value.

GREEN BANCORP, INC. AND SUBSIDIARY

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$313,366	$313,366	$-	$-	$313,366
Available-for-sale securities	280,560	113,355	167,205	-	280,560
Held-to-maturity securities	37,729	-	38,006	-	38,006
Other securities	17,955	17,955	-	-	17,955
Loans held for sale	38,934	38,934	-	-	38,934
Loans held for investment	3,047,618	-	-	3,056,110	3,056,110
Real estate acquired by foreclosure	2,801	-	-	2,801	2,801
Total	$3,738,963	$483,610	$205,211	$3,058,911	$3,747,732

Financial Liabilities:
Deposits	$3,315,899	$-	$3,323,421	$-	$3,323,421
Securities sold under agreements to repurchase	2,855	-	2,855	-	2,855
Other borrowed funds	150,000	-	148,941	-	148,941
Subordinated debentures	13,502	-	13,502	-	13,502
Total	$3,482,256	$-	$3,488,719	$-	$3,488,719

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$124,906	$124,906	$-	$-	$124,906
Available-for-sale securities	276,021	74,974	201,047	-	276,021
Held-to-maturity securities	42,130	-	41,996	-	41,996
Other securities	20,320	20,320	-	-	20,320
Loans held for sale	384	384	-	-	384
Loans held for investment	3,130,669	-	-	3,147,615	3,147,615
Real estate acquired by foreclosure	12,122	-	-	12,122	12,122
Total	$3,606,552	$220,584	$243,043	$3,159,737	$3,623,364

Financial Liabilities:
Deposits	$3,100,748	$-	$3,100,748	$-	$3,100,748
Securities sold under agreements to repurchase	3,073	-	3,073	-	3,073
Other borrowed funds	223,265	-	221,104	-	221,104
Subordinated debentures	13,187	-	13,187	-	13,187
Total	$3,340,273	$-	$3,338,112	$-	$3,338,112

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

Total assets were $3.9 billion as of September 30, 2016 compared with $3.8 billion as of December 31, 2015, an increase of $143.7 million or 3.8%. Total deposits were $3.3 billion as of September 30, 2016 compared with $3.1 billion as of December 31, 2015, an increase of $215.2 million or 6.9%. Total loans held for investment were $3.0 billion at September 30, 2016, a decrease of $83.1 million or 2.7% compared with $3.1 billion as of December 31, 2015. The decrease in loans held for investment is primarily due to the resolution of loans through the Managed Asset Reduction Strategy (“MARS”) initiative, which has more than offset loan production during the nine months ended September 30, 2016.  Loans held for sale were $38.9 million at September 30, 2016.  At September 30, 2016 and December 31, 2015, we had $93.5 million and $39.0 million, respectively, in non-accrual loans and our allowance for loan losses was $35.9 million and $32.9 million, respectively. Shareholders’ equity was $426.2 million and $429.4 million at September 30, 2016 and December 31, 2015, respectively.

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

To arrive at the general component of the allowance, loans are first separated into originated and acquired groups and then further separated by loan type for each group. On a quarterly basis, the trends in various metrics related to each of the factors described above are reviewed to determine the appropriate level of change to be applied to each factor for the period.  The factors described above are calculated for the applicable loan groups and for each loan type within the applicable group and then applied to the loan balance by type to calculate the general reserve. The actual loss factor is based on our loss migration analysis, which calculates the weighted average of actual losses by loan type and within each risk rating over the prior three years.  A minimum actual loss factor equal to the average three year loss history for the total loan portfolio is included as a qualitative factor.

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

Recent Acquisitions

On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank with and into the Bank.  Patriot, headquartered in Houston, Texas, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million. Under the terms of the merger agreement, we issued 10.4 million shares of the Company’s common stock for all outstanding shares of Patriot common stock, including the converted Series D and Series F preferred stock.  In addition, Patriot’s $27.3 million Series B and Series C preferred stock were redeemed in connection with the closing.  Consistent with the Company’s strategy, the primary reasons for the Patriot acquisition were to enhance market share in Houston and Dallas, and improve profitability through cost savings and revenue synergies.

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets.

See “Note 4 – Acquisitions” for further information.

Results of Operations

Three months ended September 30, 2016 compared with three months ended September 30, 2015.  Net loss was $9.0 million for the three months ended September 30, 2016 compared with net income of $4.1 million for the three months ended September 30, 2015, a decrease of $13.1 million or 320.3%.  Net loss per common share on a diluted basis was ($0.25) for the three months ended September 30, 2016 compared with net earnings per diluted share of $0.15 for the same period in 2015, a decrease of $0.40 or 266.7%.  The decrease in net income was principally due to an increase in provision for loan losses primarily related to energy exposure.  We experienced returns on average common equity of (8.23%) and 5.37%, returns on average assets of (0.92%) and 0.68% and efficiency ratios of 61.9% and 59.8% for the three months ended September 30, 2016 and 2015, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The decrease in the efficiency ratio was primarily due to increased net interest income.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015.  For the nine months ended months ended September 30, 2016 net loss was $3.5 million compared with net income of $12.9 million for the same period in 2015, a decrease of $16.4 million or 127.3%. Net loss per common share on a diluted basis was ($0.10) for the nine months ended September 30, 2016 compared with net earnings per diluted share of $0.49 for the same period in 2015, a decrease of $0.59 or 120.4%. The decrease in net income was principally due to an increase in provision for loan losses primarily related to energy exposure.  We experienced returns on average common equity of (1.07%) and 5.80%, returns on average assets of (0.12%) and 0.75% and efficiency ratios of 56.0% and 63.4% for the nine months ended September 30, 2016 and 2015, respectively.

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

Three months ended September 30, 2016 compared with three months ended September 30, 2015. Net interest income before the provision for loan losses for the three months ended September 30, 2016 was $33.7 million compared with $21.2 million for the three months ended September 30, 2015, an increase of $12.5 million or 59.1%.  The increase was primarily due to a $15.3 million increase in interest income on loans due to a 64.8% increase in average loan volume largely driven by the Patriot acquisition.  Interest income was $39.4 million for the three months ended September 30, 2016, an increase of $15.8 million or 67.1% compared with the three months ended September 30, 2015. Interest income on loans was $37.9 million for the three months ended September 30, 2016, an increase of $15.3 million or 67.7% compared with the three months ended September 30, 2015 primarily due to the increase in average loans outstanding and increase in the average loan yield. Interest income on securities was $989 thousand for the three months ended September 30, 2016, an increase of $180 thousand compared with the three months ended September 30, 2015 primarily due to a 34 basis point increase in the average yield on the securities portfolio.  Interest income earned on deposits in financial institutions increased $268 thousand to $346 thousand for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 due to a 128.8% increase in the average balance and a 25 basis point increase in average yield. Average interest-bearing liabilities increased $1.2 billion for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and average rate on interest-bearing liabilities increased from 0.60% to 0.81% for the same time period resulting in an overall increase in interest expense of $3.3 million. During the three months ended September 30, 2016, average noninterest-bearing deposits increased $127.6 million from $481.9 million during the three months ended September 30, 2015 to $609.6 million for the three months ended September 30, 2016. Total cost of funds, including noninterest-bearing deposits, increased 21 basis points to 0.67% for the three months ended September 30, 2016 compared to 0.46% for the same period in 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2016 was 3.62%, a decrease of 1 basis points compared with 3.63% for the same period in 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015. Net interest income before the provision for loan losses for the nine months ended September 30, 2016 was $101.4 million compared with $62.6 million for the nine months ended September 30, 2015, an increase of $38.8 million or 62.0%.  The increase was primarily due to a 71.0% increase in average loan volume largely driven by the Patriot acquisition. Interest income was $117.2 million for the nine months ended September 30, 2016, an increase of $47.7 million or 68.5% compared with the nine months ended September 30, 2015. Interest income on loans was $113.0 million for the nine months ended September 30, 2016, an increase of $46.5 million or 69.8% compared with the nine months ended September 30, 2015 due to the increase in average loans outstanding, partially offset by the decrease in the average yield on the loan portfolio. Interest income on securities was $3.1 million for the nine months ended September 30, 2016, an increase of $533 thousand compared with the nine months ended September 30, 2015 due primarily to a $23.6 million increase in the average balance. Interest income earned on deposits in financial institutions increased $441 thousand to $627 thousand for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to a 73.4% increase in the average balance and a 25 basis point increase in average yield.  Average interest-bearing liabilities increased $1.2 billion for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 and average rate on interest-bearing liabilities increased from 0.61% to 0.76% for the same time period resulting in an overall increase in interest expense of $8.8 million. During the nine months ended September 30, 2016, average noninterest-bearing deposits increased $131.0 million from $468.1 million during the same period in 2015 to $599.1 million for the nine months ended September 30, 2016. Total cost of funds including noninterest-bearing deposits, increased 16 basis points to 0.63% for the nine months ended September 30, 2016 compared to 0.47% for the same period in 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the nine months ended September 30, 2016 was 3.74%, a decrease of 5 basis points compared with 3.79% for the same period in 2015.

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

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,161,987	$37,897	4.77%	$1,918,999	$22,601	4.67%
Securities	249,174	989	1.58	257,930	809	1.24
Other investments	18,593	199	4.26	15,909	111	2.77
Federal funds sold	785	1	0.51	959	-	-
Interest earning deposits in financial institutions	268,756	346	0.51	117,465	78	0.26
Total interest-earning assets	3,699,295	39,432	4.24%	2,311,262	23,599	4.05%

Allowance for loan losses	(47,534)			(18,892)
Noninterest-earning assets	242,366			103,186
Total assets	$3,894,127			$2,395,556

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,253,333	$1,537	0.49%	$769,454	$696	0.36%
Certificates and other time deposits	1,409,269	3,791	1.07	651,334	1,651	1.01
Securities sold under agreements to repurchase	3,158	1	0.13	7,483	3	0.16
Other borrowed funds	150,000	182	0.48	174,531	87	0.20
Subordinated debentures	13,451	246	7.28	-	-	-
Total interest-bearing liabilities	2,829,211	5,757	0.81%	1,602,802	2,437	0.60%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	609,553			481,947
Other liabilities	20,743			9,437
Total liabilities	3,459,507			2,094,186
Shareholders’ equity	434,620			301,370
Total liabilities and shareholders’ equity	$3,894,127			$2,395,556

Net interest rate spread			3.43%			3.45%
Net interest income and margin(1)		$33,675	3.62%		$21,162	3.63%

(1)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,158,391	$112,953	4.78%	$1,846,618	$66,512	4.82%
Securities	276,252	3,058	1.48	252,673	2,525	1.34
Other investments	21,865	577	3.52	12,115	334	3.69
Federal funds sold	1,483	3	0.27	869	-	-
Interest earning deposits in financial institutions	161,976	627	0.52	93,393	186	0.27
Total interest-earning assets	3,619,967	117,218	4.33%	2,205,668	69,557	4.22%

Allowance for loan losses	(40,902)			(17,699)
Noninterest-earning assets	243,657			104,959
Total assets	$3,822,722			$2,292,928

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,157,704	$3,999	0.46%	$777,438	$2,073	0.36%
Certificates and other time deposits	1,392,152	10,256	0.98	650,959	4,732	0.97
Securities sold under agreements to repurchase	3,651	1	0.04	11,430	2	0.02
Other borrowed funds	198,693	792	0.53	80,276	149	0.25
Subordinated debentures	13,347	726	7.27	-	-	-
Total interest-bearing liabilities	2,765,547	15,774	0.76%	1,520,103	6,956	0.61%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	599,120			468,119
Other liabilities	18,062			8,236
Total liabilities	3,382,729			1,996,458
Shareholders’ equity	439,993			296,470
Total liabilities and shareholders’ equity	$3,822,722			$2,292,928

Net interest rate spread			3.57%			3.61%
Net interest income and margin(1)		$101,444	3.74%		$62,601	3.79%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$14,599	$697	$15,296	$47,291	$(850)	$46,441
Securities	(27)	207	180	236	297	533
Other investments	19	69	88	269	(26)	243
Federal funds sold	-	1	1	-	3	3
Interest-earning deposits in financial institutions	100	168	268	137	304	441
Total increase (decrease) in interest income	14,691	1,142	15,833	47,933	(272)	47,661

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$436	$405	$841	$1,015	$911	$1,926
Certificates and other time deposits	1,916	224	2,140	5,393	131	5,524
Securities sold under agreements to repurchase	(2)	-	(2)	(1)	-	(1)
Other borrowings	(12)	107	95	220	423	643
Subordinated debentures	-	246	246	-	726	726
Total increase in interest expense	2,338	982	3,320	6,627	2,191	8,818
Increase (decrease) in net interest income	$12,353	$160	$12,513	$41,306	$(2,463)	$38,843

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2016 was $35.9 million, representing 1.18% of total loans, excluding loans held for sale, as of such date.

Three months ended September 30, 2016 compared with three months ended September 30, 2015.  We recorded $28.2 million in provision for loan losses for the three months ended September 30, 2016 compared with $3.1 thousand in provision for the same period in 2015.  The provision recorded for the third quarter 2016, includes $19.2 million in reserves related to write downs of energy loans that were transferred to held for sale and $8.8 million in specific reserves added for loans placed on non-accrual during the period, of which $6.1 million is related to energy loans. Net charge-offs for the three months ended September 30, 2016 were $39.7 million compared with net charge offs of $622 thousand for the three months ended September 30, 2015. This increase reflected an increase in gross charge-offs from $1.0 million to $39.8 million for the three months ended September 30, 2015 and 2016, respectively, and a decrease in recoveries from $412 thousand to $116 thousand for the three months ended September 30, 2015 and 2016, respectively.  For the three months ended September 30, 2016, charge-offs included $35.9 million related to energy loans that were transferred to held for sale and $3.3 million related to the disposition of other MARS loans.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015.  The provision for loan losses for the nine months ended September 30, 2016 was $55.2 million compared with $5.4 million for the same period in 2015, which $42.2 million of the $55.2 million provision is related to the energy portfolio.  Net charge offs for the nine months ended September 30, 2016 were $52.2 million compared with net charge offs of $245 thousand for the nine months ended September 30, 2015. This increase reflected an increase in gross charge-offs from $2.5 million to $53.3 million for the nine months ended September 30, 2015 and 2016, respectively, and a decrease in recoveries from $2.2 million to $1.0 million for the nine months ended September 30, 2015 and 2016, respectively.  For the nine months ended September 30, 2016, $50.9 million in charge offs are related to the energy portfolio, which includes $38.3 million related to energy loans transferred to held for sale.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended September 30, 2016, noninterest income totaled $4.1 million, an increase of $1.2 thousand or 42.5% compared with the three months ended September 30, 2015.  This increase was primarily due to a $656 thousand increase in customer service fees, a $374 thousand increase in swap income, a $183 thousand increase in bank owned life insurance and a $126 thousand increase in loan fees, offset by a $113 thousand decrease in gain on sale of loans held for sale.

For the nine months ended September 30, 2016, noninterest income totaled $12.0 million, an increase of $4.1 million or 52.0% compared with the nine months ended September 30, 2015.  This increase was primarily due to a $1.7 million increase in customer service fees, a $931 thousand increase in swap income, a $539 thousand increase in bank owned life insurance income, and a $502 thousand increase in loan fees, all primarily due to the Patriot acquisition, and a $451 thousand increase in gain on sale of guaranteed portion of loans, offset by a $304 thousand decrease in gain on sale of loans held for sale.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Customer service fees	$1,523	$867	$4,374	$2,647
Loan fees	806	680	2,224	1,722
Gain on sale of guaranteed portion of loans	968	908	2,964	2,513
Gain on sale of loans held-for-sale, net	-	113	41	345
Other	794	303	2,425	684
Total noninterest income	$4,091	$2,871	$12,028	$7,911

Noninterest Expense

For the three months ended September 30, 2016, noninterest expense totaled $23.4 million, an increase of $9.0 million or 62.7% compared with the three months ended September 30, 2015.  The increase was primarily due to increases related to ongoing acquired Patriot operations and expenses related to the MARS program of approximately $3.1 million.

For the nine months ended September 30, 2016, noninterest expense totaled $63.5 million, an increase of $18.8 million or 42.1% compared with the nine months ended September 30, 2015.  The increase was primarily due to increases related to ongoing acquired Patriot operations and MARS expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Salaries and employee benefits (1)	$11,925	$8,562	$35,365	$26,197
Non-staff expenses:
Occupancy	2,194	1,332	6,259	4,354
Professional and regulatory fees	2,180	1,988	6,537	7,060
Data processing	921	610	2,836	1,837
Software license and maintenance	580	352	1,584	1,106
Marketing	283	160	882	460
Loan related	1,287	185	2,331	557
Real estate acquired by foreclosure, net	2,105	339	2,786	734
Other	1,908	844	4,965	2,401
Total noninterest expense	$23,383	$14,372	$63,545	$44,706

(1)

Total salaries and employee benefits include stock based compensation expense of $442 thousand and $2 thousand for the three months ended September 30, 2016 and 2015, respectively, and $951 thousand and $569 thousand for the nine months ended September 30, 2016 and 2015, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 61.9% for the three months ended September 30, 2016, compared with 59.8% for the three months ended September 30, 2015.  The increase was primarily due to increased net interest income and noninterest income, offset by an increase in noninterest expense primarily due to the Patriot acquisition.  Our efficiency ratio was 56.0% and 63.4% for the nine months ended September 30, 2016 and 2015, respectively.

Income Taxes

For the three months ended September 30, 2016, income tax benefit was $4.8 million, a decrease of $7.3 million or 291.1%, compared with income tax expense of $2.5 million for the same period in 2015.  The decrease was primarily attributable to lower pre-tax earnings for the three months ended September 30, 2016 compared with the same period in 2015.  The effective income tax rate for the three months ended September 30, 2016 and 2015 was 35.0% and 38.3%, respectively.

For the nine months ended September 30, 2016, income tax benefit was $1.8 million, a decrease of $9.3 million or 123.2%, compared with income tax expense of $7.6 million for the same period in 2015.  The decrease was primarily attributable to lower pre-tax net earnings for the nine months ended September 30, 2016 compared with the same period in 2015.  The effective income tax rate for the nine months ended September 30, 2016 and 2015 was 33.3% and 37.1%, respectively.

Financial Condition

Loan Portfolio

At September 30, 2016, total loans held for investment were $3.0 billion, a decrease of $83.1 million or 2.7% compared with December 31, 2015.  The decrease was primarily due to the resolution of loans through the MARS program, which has more than offset loan production during the period.

At September 30, 2016, total loans held for sale were $38.9 million, an increase of $38.6 million compared with December 31, 2015.  Charge off of $35.9 million was recognized at the time these energy loans were transferred to held for sale.  The sales are expected to close during the fourth quarter of 2016.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	September 30, 2016
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$823,047	$181,367	$1,004,414	33.0%
Real Estate:
Owner occupied commercial real estate	249,827	137,205	387,032	12.7
Commercial real estate	761,788	347,854	1,109,642	36.4
Construction, land & land development	180,315	98,008	278,323	9.1
Residential mortgage	128,077	128,763	256,840	8.4
Consumer and Other	9,005	2,362	11,367	0.4
Total loans held for investment	$2,152,059	$895,559	$3,047,618	100.0%

Total loans held for sale	$38,934	$-	$38,934	100.0%

	December 31, 2015
	Originated	Acquired		Total	Percent
	(Dollars in thousands)

Commercial & industrial	$850,048		$356,404	$1,206,452	38.5%
Real Estate:
Owner occupied commercial real estate	188,908		164,981	353,889	11.3
Commercial real estate	521,887		382,228	904,115	28.9
Construction, land & land development	242,611		116,202	358,813	11.5
Residential mortgage	120,260		173,223	293,483	9.4
Consumer and Other	9,843		4,074	13,917	0.4
Total loans held for investment	$1,933,557		$1,197,112	$3,130,669	100.0%

Total loans held for sale	$384	$		$384	100.0%

Managed Asset Reduction Strategy (“MARS”)

We have initiated a strategy to divest our portfolio of energy loans and certain other classified assets on an accelerated basis.  A team of eight workout professionals who report to our Corporate Chief Credit Officer have been assigned to focus solely on the resolution of the MARS  portfolio.  The MARS team will take a multifaceted approach to reducing the portfolio through the use of proven management and disposition techniques, which may include one or more of the following: (i) the restructure and substitution of collateral, (ii) a full refinancing by a third-party lender, (iii) a discounted pay-off by the borrower, (iv) a foreclosure and liquidation of the applicable collateral, (v) “one-off” note sales, and (vi) a portfolio sale.  During the third quarter of 2016, we resolved $80.6 million in energy related loans and transferred  $38.9 million in energy loans to held-for-sale at September 30, 2016.

Reserved-based energy loans held for investment represented approximately 0.9% and 4.2% of total funded loans as of September 30, 2016 and December 31, 2015, respectively. Energy related service industry loans represented approximately 3.4% and 5.2% of total funded loans as of September 30, 2016 and December 31, 2015, respectively.  As of September 30, 2016 and December 31, 2015,  $25.8 million and $32.3 million of reserved-based energy loans and $38.0 million and $291 thousand of energy related service industry loans were impaired, respectively.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $102.5 million in nonperforming loans at September 30, 2016, compared with $45.0 million at December 31, 2015. The ratio of nonperforming loans to total loans was 3.36% at September 30, 2016 compared with 1.44% at December 31, 2015.

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

The following tables present information regarding nonperforming loans at the dates indicated:

	September 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$52,005	$32,486	$84,491
Accruing loans past due 90 days or more	1,082	2,582	3,664
Restructured loans - nonaccrual	8,695	266	8,961
Restructured loans - accruing	5,368	10	5,378
Total nonperforming loans	$67,150	$35,344	$102,494

	December 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$35,145	$2,396	$37,541
Accruing loans past due 90 days or more	45	7	52
Restructured loans - nonaccrual	558	906	1,464
Restructured loans - accruing	5,694	294	5,988
Total nonperforming loans	$41,442	$3,603	$45,045

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2016 was $35.9 million, representing 1.18% of total loans, excluding loans held for sale, compared with $32.9 million, or 1.05% of total loans, excluding loans held for sale, at December 31, 2015. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended
	September 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$2,095,472	$1,062,258	$3,157,730
Total loans outstanding at end of period (1)	2,152,059	895,559	3,047,618
Allowance for loan losses at beginning of period	32,723	224	32,947
Provision for loan losses	46,533	8,667	55,200
Charge-offs:
Commercial and industrial	(49,201)	(1,804)	(51,005)
Owner occupied commercial real estate	-	(1,155)	(1,155)
Commercial real estate	(26)	(466)	(492)
Construction, land & land development	-	-	-
Residential mortgage	-	(518)	(518)
Consumer and Other	(96)	(15)	(111)
Total charge-offs	(49,323)	(3,958)	(53,281)
Recoveries:
Commercial and industrial	702	92	794
Owner occupied commercial real estate	-	17	17
Commercial real estate	-	-	-
Construction, land & land development	-	79	79
Residential mortgage	26	96	122
Consumer and Other	15	18	33
Total recoveries	743	302	1,045
Net recoveries (charge-offs)	(48,580)	(3,656)	(52,236)
Allowance for loan losses at end of period	$30,676	$5,235	$35,911

Ratio of allowance to end of period loans	1.43%	0.58%	1.18%
Ratio of net recoveries (charge-offs) to average loans	(2.32)%	(0.34)%	(1.65)%

(1)	Excluding loans held for sale

	As of and for the Nine Months Ended
	September 30, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$1,647,122	$198,298	$1,845,420
Total loans outstanding at end of period (1)	1,809,635	172,645	1,982,280
Allowance for loan losses at beginning of period	15,414	191	15,605
Provision for loan losses	4,368	996	5,364
Charge-offs:
Commercial and industrial	(1,277)	(1,008)	(2,285)
Owner occupied commercial real estate	-	-	-
Commercial real estate	-	-	-
Construction, land & land development	-	-	-
Residential mortgage	-	(41)	(41)
Consumer and Other	(112)	(17)	(129)
Total charge-offs	(1,389)	(1,066)	(2,455)
Recoveries:
Commercial and industrial	2,030	61	2,091
Owner occupied commercial real estate	-	-	-
Commercial real estate	75	1	76
Construction, land & land development	-	-	-
Residential mortgage	-	22	22
Consumer and Other	10	11	21
Total recoveries	2,115	95	2,210
Net recoveries (charge-offs)	726	(971)	(245)
Allowance for loan losses at end of period	$20,508	$216	$20,724

Ratio of allowance to end of period loans	1.13%	0.13%	1.05%
Ratio of net recoveries (charge-offs) to average loans	0.04%	(0.49)%	(0.01)%

(1)	Excluding loans held for sale

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

We believe that the allowance for loan losses at September 30, 2016 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2016, the carrying amount of investment securities totaled $318.3 million, an increase of $138 thousand compared with $318.2 million at December 31, 2015. At September 30, 2016, securities represented 8.1% of total assets compared with 8.4% at December 31, 2015.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$123,319	$50	$-	$123,369
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	107,017	1,347	(102)	108,262
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	44,694	234	(28)	44,900
Corporate debt securities	3,789	8	(15)	3,782
Obligations of municipal subdivisions	236	11	-	247
Total	$279,055	$1,650	$(145)	$280,560

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,088	$333	$(8)	$15,413
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	22,641	84	(132)	22,593
Total	$37,729	$417	$(140)	$38,006

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of September 30, 2016, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first nine months of 2016 or the 2015 fiscal year.

Deposits

Total deposits at September 30, 2016 were $3.3 billion, an increase of $215.2 million or 6.9% compared to $3.1 billion at December 31, 2015, due primarily to increases in money market accounts, interest bearing transaction accounts and noninterest bearing demand accounts resulting from the Company’s deposit attraction and retention initiatives.  Noninterest bearing deposits at September 30, 2016 were $618.4 million compared with $643.4 million at December 31, 2015, a decrease of $24.9 million or 3.9%. Interest bearing deposits at September 30, 2016 were $2.7 billion an increase of $240.1 million or 9.8% compared with December 31, 2015.

The Company had $105.2 million and $93.6 million in brokered time deposits, at September 30, 2016 and December 31, 2015, respectively.    Brokered deposits represented 3.2% and 3.0% of total deposits at September 30, 2016 and December 30, 2015, respectively.  The Company utilizes brokered deposits to enhance liquidity.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$172,783	(1.79)%	$117,085	(1.44)%
Money market and savings deposits	984,921	0.52	660,353	0.40
Certificates and other time deposits	1,392,152	0.98	650,959	0.97
Total interest-bearing deposits	$2,549,856	0.75	$1,428,397	0.64
Noninterest-bearing deposits	599,120	-	468,119	-
Total deposits	$3,148,976	0.60%	$1,896,516	0.48%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$223,265
Repurchase agreements	2,855	3,073
Total	$152,855	$226,338

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2016 and December 31, 2015, total unused borrowing capacity of $603.9 million and $355.1 million, respectively, was available under this arrangement. At September 30, 2016,  $150.0 million was outstanding with an average interest rate of 0.41% and will mature within two years. At December 31, 2015,  $223.3 million was outstanding with an average interest rate of 0.46% and all of the Company’s FHLB advances will mature within eight years. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At September 30, 2016 and December 31, 2015,  $303.8 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of September 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding.

Subordinated Debentures

At September 30, 2016, the Company had outstanding $13.5 million in subordinated debentures net of $8.7 million purchase discount, respectively. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at September 30, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of September 30, 2016 was 0.8537%.
(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the nine months ended September 30, 2016 and the 2015 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of September 30, 2016, we had outstanding $741.1 million in commitments to extend credit and $12.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of September 30, 2016, we had cash and cash equivalents of $313.4 million, an increase of $188.5 million compared with $124.9 million as of December 31, 2015.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2016 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $837 thousand that will be paid in future years.  Payments for subordinated debentures includes interest of $12.2 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at September 30, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

	September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$857,206	$435,331	$100,407	$-	$1,392,944
Federal Home Loan Bank advances	615	150,222	-	-	150,837
Subordinated debentures	592	592	1,775	31,404	34,363
Operating leases	2,121	2,843	1,810	3,925	10,699
Total	$860,534	$588,988	$103,992	$35,329	$1,588,843

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	September 30, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$348,922	$225,914	$99,701	$66,603	$741,140
Standby and commercial letters of credit	9,774	2,188	63	900	12,925
Total	$358,696	$228,102	$99,764	$67,503	$754,065

Capital Resources

Total shareholders’ equity was $426.2 million at September 30, 2016, a decrease of $3.2 million or (0.74%) compared with $429.4 million at December 31, 2015. The decrease was the result of a net loss of $3.5 million for the nine month period, plus the net change for proceeds from the exercise of stock options and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings and an increase due to stock compensation expense which was offset by Company’s treasury stock purchases.

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III Capital Rules. The Basel III Capital Rules, among other things, (i) introduce CET1, a new capital measure, (ii) specify that Tier 1 capital consist of CET1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of September 30, 2016 and December 31, 2015 to the minimum and well capitalized regulatory standards:

	September 30, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$383,428	10.9%	$282,140	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	346,259	9.8	211,605	6.0	N/A	N/A
Common equity tier 1 capital	333,423	9.5	158,704	4.5	N/A	N/A
Tier I capital (to average assets)	346,259	9.1	152,027	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$377,852	10.7%	$282,148	8.0%	$352,685	10.0%
Tier 1 capital (to risk weighted assets)	340,683	9.7	211,611	6.0	282,148	8.0
Common equity tier 1 capital	340,683	9.7	158,708	4.5	229,245	6.5
Tier I capital (to average assets)	340,683	9.0	151,987	4.0	189,983	5.0

December 31, 2015
Actual	For Capital Adequacy Purposes	To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures — As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures.  Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. The following is a description of the material risks and uncertainties that we believe affect our business and an investment in our common stock. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us and our business. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment.  You should read these risks together with the risks detailed in our annual report on Form 10-K filed with the SEC as well as any additional risks included in our filings with the SEC.

As of September 30, 2016, we believe that the following updates should be considered to the risk factors previously disclosed in response to “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Risks Related to Our Business

We conduct our operations almost exclusively in Texas which imposes risks and may magnify the consequences of any regional or local economic downturn affecting Texas, including any downturn in the energy, technology or real estate sectors.

We conduct our operations almost exclusively in Texas and, as of December 31, 2015, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non‑performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. The recent decline in oil prices has negatively impacted economic conditions in these areas, which has impacted our results of operations. Any regional or local economic downturn that affects Texas, our existing or prospective borrowers, or property values in our market areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

We have been adversely affected by the decline in oil prices.

Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. As of December 31, 2015, the price per barrel of crude oil was approximately $37 compared to approximately $53 as of December 31, 2014 and approximately $98 as of December 31, 2013. While many of our customers have hedged their exposure to oil price changes in the near term, oil prices have caused us to experience increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.  As of December 31, 2015, our energy reserve exposure was 4.2% and our energy related service industry exposure was 5.2% of our total funded loans.  As of September 30, 2016, our energy reserve exposure, which included loans held for sale, was 2.1% and our energy related service industry exposure was 3.4% of our total funded loans held for investment plus loans held for sale.

We may not be able to implement aspects of our growth strategy, which may affect our ability to maintain our historical earnings trends.

Our strategy focuses on organic growth, supplemented by acquisitions. We may not be able to execute on aspects of our growth strategy to sustain our historical rate of growth or may not be able to grow at all, whether as a result of regulatory restrictions, the identification of acquisition candidates, the ability to obtain financing on commercially reasonable terms or otherwise. More specifically, we may not be able to generate sufficient new loans and deposits within acceptable risk and expense tolerances, obtain the personnel or funding necessary for additional growth or find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the growth of our operations, the opening of new branches and the consummation of acquisitions. Further, we may be unable to attract and retain experienced portfolio bankers, which could adversely affect our growth. The success of our strategy also depends on our ability to effectively manage growth, which is dependent upon a number of factors, including our ability to adapt our credit, operational, technology and governance infrastructure to accommodate expanded operations. If we fail to implement one or more aspects of our strategy, we may be unable to maintain our historical earnings trends, which could have an adverse effect on our business.

We may need to raise additional capital in the future, including to satisfy regulatory requirements or supervisory expectations imposed on us, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, could be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need, or be required by our regulators, to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and supervisory expectations, some of which are subject to change and are beyond our control, and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be materially and adversely affected.

Legal and regulatory proceedings could adversely affect our business, financial condition, and results of operation, or cause us to adjust our strategy.

We, like all financial institutions, have been and may in the future become involved in legal and regulatory proceedings and are the subject of regulatory investigations and examinations.  We consider most of these proceedings to be in the normal course of business or typical for the industry. However, it is inherently difficult to assess the outcome of these matters or any requirements or limitations that may be imposed on us as a result thereof. Any material legal or regulatory proceeding, or the results of any regulatory investigation or examination, could impose substantial cost and cause management to divert its attention from our business and operations. Any adverse determination in a legal or regulatory proceeding could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry and Regulation

We operate in a highly regulated environment and the laws, regulations and supervisory expectations that govern our operations, corporate governance, executive compensation and accounting principles, or changes in them, or our failure to comply with them, may adversely affect us.

We are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Intended to protect customers, depositors, the Deposit Insurance Fund (the “DIF”), and the overall financial stability of the United States, these laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on the business activities in which we can engage, limit the dividend or distributions that the Bank can pay to us, restrict the ability of institutions to guarantee our debt, and impose certain specific accounting requirements on us that may be more restrictive and may result in greater or earlier charges to earnings or reductions in our capital than generally accepted accounting principles would require. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. We are subject to confidential regulatory examinations, in which applicable banking regulators make findings regarding our financial condition, safety and soundness, operations and compliance, identify any required corrective actions, and assign supervisory ratings. There can be no assurance that we will be able to meet supervisory expectations and maintain satisfactory supervisory ratings, particularly in light of the current economic environment in the markets in which we operate and its impact on our recent results of operations.  Our failure to comply with banking laws and regulations and meet supervisory expectations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to further restrictions on our business activities, formal or informal enforcement action, fines and other penalties, any of which could adversely affect our results of operations, capital base, ability to conduct acquisitions, the price of our securities and the terms upon which we are able to raise capital. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

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

Green Bancorp, Inc. (Registrant)

Date: November 14, 2016	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: November 14, 2016	/s/ Elizabeth Vandervoort
Elizabeth Vandervoort
Interim Chief Financial Officer