Form 10-K
period 2016-12-31
Green Bancorp, Inc.
filed 2017-03-22
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐	No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2016 was approximately $266.9 million.

As of March 17, 2017, there were 36,991,707 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GREEN BANCORP, INC. AND SUBSIDIARIES

2016 ANNUAL REPORT ON FORM 10-K

PART I.

ITEM 1. BUSINESS

Except where the context otherwise requires or where otherwise indicated, in this Annual Report on Form 10-K the terms “Company,” “we,” “us,” “our,” “our company” and “our business” refer to Green Bancorp, Inc. and subsidiaries, including our banking subsidiary; Green Bank, N.A., a national banking association, and the term “Bank” refers to Green Bank, N.A., a national banking association. In this Annual Report on Form 10-K, we refer to the Houston—Sugar Land—Baytown and Dallas—Fort Worth—Arlington metropolitan statistical areas as the Houston and Dallas MSAs.

Our Company

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twenty-two full service branches in the Houston and Dallas MSAs and other markets. The Houston and Dallas MSAs are our target markets, and we believe their growing economies and attractive demographics, together with our scalable platform, provide us with opportunities for long‑term and sustainable growth. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers. As of December 31, 2016, we had consolidated total assets of $4.0 billion, total loans of $3.1 billion (of which $2.3 billion were originated by us and $796.3 million were acquired), total deposits of $3.4 billion and total shareholders’ equity of $430.5 million.

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

During the period from December 31, 2012 through December 31, 2016, we experienced a 27% compounded annual growth rate in total loans and a 23% compounded annual growth rate in total deposits, while extending our branch footprint from eleven to twenty-two locations and expanding our team of portfolio bankers from 42 to 70. Our scale has allowed us to leverage our infrastructure to operate our business more efficiently as evidenced by the decrease in our efficiency ratio from 63.7% for the year ended December 31, 2012 to 57.2% for the year ended December 31, 2016, while our total assets grew from $1.7 billion to $4.0 billion as of December 31, 2012 and 2016, respectively.

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

•SharePlus: SP Bancorp, Inc. and its subsidiary, SharePlus Bank (together “SharePlus”), with three branches located in the Dallas MSA and one in Louisville MSA, $270.0 million in deposits and $251.2 million in loans, acquired in October 2014; and

•Patriot:  Patriot Bancshares, Inc. (“Patriot”) and its subsidiary, Patriot Bank, with six branches located in the Houston MSA, two branches located in the Dallas MSA, and one branch located in Fannin County, Texas, $1.1 billion in deposits and $1.1 billion in loans, acquired in October 2015.

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

As a significant portion of our historical growth has occurred in a low interest rate environment, a key aspect of our strategy has been the maintenance of an asset‑sensitive balance sheet that we believe will produce increased net interest income if market interest rates rise. As of December 31, 2016, 79.6% of our total loans were comprised of floating‑rate loans, which may be subject to changes in yield as the interest rate environment changes. Our loan portfolio has grown to $3.1 billion as of December 31, 2016 from $1.2 billion as of December 31, 2012, as a result of loans acquired and originated by us during that period.

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

Acquisitions

Patriot Bancshares, Inc. - On October 1, 2015, the Company completed the merger of Patriot with and into the Company and the merger of Patriot’s wholly-owned subsidiary, Patriot Bank, with and into the Bank (collectively, the “Patriot acquisition”). Patriot, headquartered in Houston, Texas, operated six locations in Houston, two in Dallas and one in Fannin County, Texas.  As of September 30, 2015, Patriot, on a consolidated basis, reported total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.1 billion and total shareholders’ equity of $125.2 million.

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of September 30, 2016.  None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Scalable portfolio banking and operational platforms with the capacity to generate and accommodate significant organic growth.  Our management team has built a capable and knowledgeable staff and made significant investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth, while also improving operational efficiencies. As a result of the personalized nature of our portfolio banking model, we generally expect that it will take up to five years for our portfolio bankers to reach full capacity in terms of customer relationships and profitability. As of December 31, 2016, the average Green Bank tenure across our team of portfolio bankers was approximately three years, and we believe that our current team has the capacity to grow loans, deposits and fee income without significant additional overhead expense. Furthermore, we believe that our scalable credit, operational, technology and governance infrastructure will continue to allow us to efficiently and effectively manage the growth driven by our strategies. For example, our efficiency ratio has decreased from 63.7% for the year ended December 31, 2012 to 57.2% for the year ended December 31, 2016, while our total assets grew from $1.7 billion to $4.0 billion as of December 31, 2012 and 2016, respectively.

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

Experienced acquirer and integrator of financial institutions.  We have developed a proven platform to identify acquisition candidates, conduct comprehensive due diligence, model financial expectations, and effectively consummate the transaction and integrate the acquired institution into our scalable infrastructure and achieve synergies. Since completing a successful capital raise in 2010, we have completed five M&A transactions. In addition, members of our senior management team have successfully led over 30 bank merger and acquisition transactions since the mid‑1980s, including public company transactions. There are approximately 441 banks headquartered in Texas, approximately 116 of which are headquartered in our target markets. Of these 116 banks, 34 reported total assets between $500 million and $4.0 billion as of December 31, 2016. These banks provide us with opportunities to selectively pursue strategic transactions that meet our stringent financial, cultural and risk criteria to support our continued growth. While we have no current plans, arrangements or understandings to make any acquisitions, at any given time we may be evaluating other acquisition candidates and may enter into one or more letters of intent. We cannot assure you if or when we will announce any such transaction.

Strong and experienced management team.  We are managed by a team of banking executives with complementary experience and personal attributes who have a history of managing large teams, leading acquisition and divestiture projects and managing significant growth in diverse markets and economic climates. Our executive management team members are career bankers and each has over 30 years of banking experience, including significant experience within large, nationally recognized financial institutions. As a result, our executive management team has substantial expertise with numerous sophisticated banking products, extensive knowledge of the bank regulatory landscape, significant experience throughout numerous interest rate and credit cycles and a range of experience with banks of all sizes. We believe that this varied experience has resulted in a diverse and adaptive culture that enhances our ability to attract driven, entrepreneurial bankers as well as seasoned and capable credit professionals.

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

At December 31, 2016, we had total loans of $3.1 billion, representing 77.6% of our total assets. Our loan portfolio consisted of the following as of December 31, 2016:

	Originated	Acquired	Total	Percentage of Total

	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925	34.0%
Owner occupied commercial real estate	264,876	129,334	394,210	12.7
Commercial real estate	816,029	327,722	1,143,751	36.9
Construction, land & land development	179,999	69,705	249,704	8.1
Residential mortgage	127,445	117,746	245,191	7.9
Consumer and other	9,248	2,191	11,439	0.4
Total loans held for investment	$2,301,928	$796,292	$3,098,220	100.0%

Total loans held for sale	$23,989	$-	$23,989	100.0%

As of December 31, 2016, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $238.6 million, or 7.7% of total loans, and $511.7 million, or 16.5% of total loans, respectively. See “Risk Factors—Risk Related to Our Business—We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.”

Managed Asset Reduction Strategy (“MARS”). During April 2016 we initiated the Managed Asset Reduction Strategy (“MARS”) to divest our portfolio of energy loans and certain other classified assets on an accelerated basis.  We made the decision to implement MARS in order to remove uncertainty in the Company’s financial results due to the volatility in the energy cycle.  A team of eight workout professionals who report to our Corporate Chief Credit Officer have been assigned to focus solely on the resolution of the MARS portfolio.  The MARS team has taken a multifaceted approach to reducing the portfolio through the use of proven management and disposition techniques, which has included one or more of the following: (i) the restructure and substitution of collateral, (ii) a full refinancing by a third-party lender, (iii) a discounted pay-off by the borrower, (iv) a foreclosure and liquidation of the applicable collateral, (v) “one-off” note sales, and (vi) a portfolio sale. Since the start of the MARS initiative, we resolved $157.9 million in energy-related loans and have $24.0 million in energy loans classified as held-for-sale at December 31, 2016.

Reserved-based energy loans held for investment represented approximately 0.5% and 4.2% of total funded loans as of December 31, 2016 and 2015, respectively. Energy-related service industry loans represented approximately 2.6% and 5.2% of total funded loans as of December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, $14.0 million and $32.3 million of reserved-based energy loans and $31.0 million and $291 thousand of energy-related service industry loans were impaired, respectively.

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

In addition, our loan policies provide guidelines for personal guarantees; environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for loan losses; and other matters relating to lending practices.

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

The Bank’s legal lending limit as of December 31, 2016 on loans to a single borrower was approximately $55.8 million. However, we maintain an in‑house, board‑approved “hold” limit for loans to a single borrower. Currently, mortgage‑warehouse loans are subject to a $25.0 million hold limit and all other products and businesses are subject to a $20.0 million hold limit. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. Our target commercial customers include Texas based small and medium-sized businesses in the manufacturing, distribution, supply sectors, as well as mortgage originators and professional firms. As of December 31, 2016, our energy-related service industry exposure was $81.5 million or 2.6% of our total funded loans.

We take as collateral a lien on general business assets including, among other things, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate commercial and industrial loan maturities are generally short‑term, with three‑to‑five year maturities, or include periodic interest rate resets. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained. As of December 31, 2016, we had $67.2 million of commercial and industrial loans due after five years, comprised of loans with government guarantees and a small number of syndicated loans and corporate borrowers. These loans had a weighted average maturity of approximately 8.51 years.

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

Mortgage Warehouse Loans.  As part of our commercial and industrial loan portfolio, our mortgage warehouse finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment. At December 31, 2016, mortgage finance loans totaled approximately $142.5 million, approximately 4.6% of our total funded loans.

Reserve‑based Energy Loans.  As part of our commercial and industrial loan portfolio, we have made reserve‑based energy loans to small and medium‑sized independent oil and gas producers who derive a majority of their revenues from the sale of oil and gas products and whose credit needs require a technical evaluation of oil and gas reserves.  In the fourth quarter of 2015 management made the decision to deemphasize new reserve based lending to oil and gas producers and we are focusing on reducing our exposure to this lending sector. The primary collateral for reserve‑based loans are the borrower’s interests in oil and gas leases and related facilities, the majority of which are proven developed producing properties. Collateral is evaluated on a case‑by‑case basis by a third‑party petroleum engineer. In order to determine the collateral value and derive the appropriate loan structure, loans require an engineering evaluation of property value and cash flow no less frequently than semi‑annually. We formulate a borrowing base or loan amount and an appropriate amortization, when applicable, taking into account factors such as overall financial capacity of the borrower and secondary sources of repayment and whether the cash flow will amortize the loan within safe margins. Our reserve‑based energy loans generally have variable interest rates and terms that typically range from one to two years. As of December 31, 2016, we had $14.0 million of reserve‑based energy loans outstanding, approximately 0.5% of our total funded loans a decrease from $130.8 million or 4.2% at December 31, 2015.

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

Construction, Land and Land Development Loans.  We make loans to finance the construction of residential and non‑residential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above also are used in our construction lending activities. Our construction loans generally have terms that typically range from three to five years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor and generally utilize a one-to-three year interest‑only period during development/construction followed by a two‑ to five‑year period requiring amortization or in some cases principal curtailments. Our policy requires all commercial real estate loans with an initial maturity in excess of three years (other than construction and development loans) to have principal amortization at least sufficient to repay the loan on a 25 year schedule. We offer an owner‑occupied commercial real estate loan product, which includes construction financing, with terms up to 20 years. As of December 31, 2016, we had approximately $40.5 million of construction, land and development loans due after five years, with a weighted average maturity of 12.98 years.

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

Residential Mortgage Loans. We refer residential real estate loans primarily collateralized by owner occupied properties located in our market areas to a third-party mortgage lender.  Within this referral relationship, there are a variety of mortgage loan products which include conventional, FHA, VA, fixed and variable rate mortgages, with amortization periods up to 30 years.  Typically, the mortgage vendor sells the closed mortgage loan in the secondary market.  The Bank is also approved as an investor for ARM mortgage products being offered and may purchase mortgage loans to be held in the loan portfolio from these third-

party mortgage lenders.  Home equity loans are also being referred to the same mortgage relationship.  HELOCs are being offered directly by the Bank and are limited to a combined loan-to-value ratio of 80%, including the subordinate lien.

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

We actively pursue commercial deposit accounts that will benefit from the utilization of our treasury management services. This line of business provided $483.7 million in commercial demand deposit accounts as of December 31, 2016.

We have developed a specialty in providing depository services to Texas based municipal utility districts and other public entities. These deposits are generally insured time and money market deposits with some customers utilizing the Federal Home Loan Bank of Dallas (the “FHLB”) letters of credit to secure the uninsured portion of deposits greater than $250,000. This line of business provided $223.8 million in time and $159.0 million in money market deposit funding with $334.3 million in pledged letters of credit as of December 31, 2016.

We offer a money market account for financial institutions which generally pays a rate slightly above alternative rates available from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) Banks or correspondent banks through traditional federal funds. This product is marketed by specialty bankers specifically focused on this line of business, and provided $155.0 million in money market account funding as of December 31, 2016.

In addition, we provide enhanced depository services, including customized reporting, for trustees appointed by the U.S. Bankruptcy Court. These deposits are generally demand deposits with a portion of our securities portfolio pledged to the uninsured portion of single debtor accounts exceeding the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. This line of business provided $61.0 million in demand deposit funding in 1,230 separate accounts with $72.6 million in securities pledged as of December 31, 2016.

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

Our primary markets are the Houston and Dallas MSAs and other markets, which we consider to be among the most attractive markets in the United States. The table below summarizes certain key demographic information relating to our target markets and our presence within these markets:

	Number of Branches	Number of Portfolio Bankers	Total Loans	Total Deposits	2017 Total Population(1)	2017 - 2022 Projected Population Growth(1)	2017 - 2022 Projected Household Income Growth(1)

	(Dollars in millions)
Houston MSA	11	44	$2,149.4	$2,086.0	6,866,117	8.78%	8.96%
Dallas MSA	8	40	820.9	1,162.5	7,295,086	8.06	7.43
Other markets	3	6	127.9	126.2
Texas					28,172,387	7.46	8.42
United States					325,139,271	3.77	7.27

(1)According to S&P Global Market Intelligence.

Houston.  Houston ranks third in the nation as a home to Fortune 500 company headquarters, including Phillips 66, Sysco, ConocoPhillips, Enterprise Products Partners, and Halliburton, along with the Texas Medical Center, which is the largest health complex in the world, and benefits from a vibrant and diverse economy. The Houston MSA is the fifth largest in the country and the city of Houston is the fourth most populous city in the United States, according to 2014 U.S. Census Bureau estimates.   Based on the Brookings Institution’s Metropolitan Policy Program study of the economic performance of the 100 metropolitan areas between 2010 and 2015, Houston ranked fifth in growth and second in prosperity.  During this period, Houston’s gross metropolitan product increased 28.5 percent, the second highest rate in the country.  Also, Houston ranked among the top 10 metropolitan areas in the prosperity category that captures changes in wealth and income.

Dallas.  Dallas ranks fourth in the nation as a home to Fortune 500 company headquarters, including Exxon Mobil Corp., AT&T, Energy Transfer Equity, American Airlines Group, Fluor Group and Kimberly Clark Corp. The Toyota Motor Company is currently in the process of building its North America headquarters in Plano and the new facility is expected to be completed by mid-2017.  The Dallas MSA is the fourth largest in the country and the city of Dallas is the ninth most populous city in the United States, according to 2014 U.S. Census Bureau estimates. The Dallas MSA was the largest over-the-year percentage increase in employment among the metropolitan divisions during the 12 months ended December 31, 2016, according to the U.S. Bureau of Labor Statistics.

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

As of December 31, 2016, the book value of our investment portfolio totaled $311.2 million, with an average yield of 1.40% and an estimated duration of approximately 2.8 years.

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

Information Technology Systems

We have made and continue to make significant investments in our information technology systems for our banking and lending operations and treasury management activities. We believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We outsource our core data and item processing services to a nationally recognized bank software vendor, and use the vendor’s primary system which has the capability of serving our primary data processing needs well beyond the $5 billion total assets size range.

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

Our Employees

As of December 31, 2016, we had 372 full time employees and no part‑time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.

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

Attention: Elizabeth Vandervoort

Interim-Chief Financial Officer

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

On August 28, 2013, the OCC, the Federal Reserve, the FDIC, the SEC, the Federal Housing Finance Agency and the Department of Housing and Urban Development issued a proposed rule in connection with the risk retention requirement mandated by Section 941 of the Dodd‑Frank Act. The final rules implementing the risk retention requirements of Section 941 of the Dodd-Frank Act became effective on February 23, 2015.  The risk retention requirement generally requires a securitizer to retain no less than 5% of the credit risk in assets it sells into a securitization and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain, subject to limited exemptions. One significant exemption is for securities entirely collateralized by “qualified residential mortgages” (“QRMs”), which are loans deemed to have a lower risk of default. The rule defines QRMs to have the same meaning as the term “qualified mortgage,” as defined by the Consumer Financial Protection Bureau (“CFPB”). In addition, the rule provides for reduced risk retention requirements for qualifying commercial loan, commercial real estate loan and auto loan securitizations.

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

The requirements of the Dodd‑Frank Act are in the process of being implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd‑Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd‑Frank Act may impact the profitability of our business activities, require certain changes to our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

The Volcker Rule

The Dodd-Frank Act amends the BHC Act to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds.  Since neither the Company nor the Bank engages in the types of trading or investing covered by the Volker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

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

Basel II.  Under the final U.S. Basel II rules issued by the federal banking agencies, there are a small number of “core” banking organizations that are required to use the advanced approaches under Basel II for calculating risk‑based capital related to credit risk and operational risk, instead of the methodology reflected in the regulations effective prior to adoption of Basel II. The rules also require core banking organizations to have rigorous processes for assessing overall capital adequacy in relation to their total risk profiles, and to publicly disclose certain information about their risk profiles and capital adequacy. The Company and the Bank are not among the core banking organizations required to use Basel II advanced approaches.

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

US Implementation of Basel III.  In July 2013, the federal banking agencies published final rules (the “Basel III Capital Rules”) that revised their risk‑based and leverage capital requirements and their method for calculating risk‑weighted assets to implement, in part, agreements reached by the Basel Committee and certain provisions of the Dodd‑Frank Act. The rules implemented the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, under the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.  While some provisions are tailored to larger institutions, the Basel III Capital Rules generally apply to all banking organizations, including the Company and the Bank.

Among other things, the Basel III Capital Rules: (i) include a new capital measure entitled “Common Equity Tier 1” (“CET1”); (ii) specify that tier 1 capital consist of CET1 and additional financial instruments satisfying specified requirements that permit inclusion in tier 1 capital; (iii) define CET1 narrowly by requiring that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions or adjustments from capital as compared to the existing regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the previous capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approach banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and increasing by an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

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

The Basel III Capital Rules provide for the following minimum capital to risk‑weighted assets ratios:

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

The enactment of the Basel III Capital Rules increased the required capital levels that the Company and the Bank must maintain. The Basel III Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.

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

•A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or higher; a CET1 capital ratio of 4.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 6.0% or higher (4.0% prior to January 1, 2015); a leverage ratio of 4.0% or higher; and does not meet the criteria for a “well capitalized” bank.

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

At December 31, 2016, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

Anti‑Money Laundering and OFAC

Under federal law, financial institutions must maintain anti‑money laundering programs that include established internal policies, procedures and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification in their dealings with non‑U.S. financial institutions and non‑U.S. customers. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions, and law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they must consider an institution’s compliance with such obligations in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The regulatory authorities have imposed “cease and desist” orders and civil money penalty sanctions against institutions found to be violating these obligations.

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

The Community Reinvestment Act (“CRA”)

The CRA is intended to encourage banks to help meet the credit needs of their service areas, including low and moderate‑income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA then requires bank regulators to take into account the federally insured bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a BHC’s controlled banks when considering an application by the BHC to acquire a banking organization or to merge with another BHC. When the Company or the Bank applies for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of the target institution and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. Following its most recent CRA examination in July 2016, the Bank received an overall rating of “Satisfactory.”

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

We conduct our operations almost exclusively in Texas and, as of December 31, 2016, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non‑performing assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. The recent decline in oil prices has negatively impacted economic conditions in these areas, which has impacted our results of operations. Any regional or local economic downturn that affects Texas, our existing or prospective borrowers, or property values in our market areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.

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

Decreased market oil prices have compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. Furthermore, energy production and related industries represent a large part of the economies in some of our primary markets. As of December 31, 2016, the price per barrel of crude oil was approximately $54 compared to approximately $37 as of December 31, 2015 and approximately $53 as of December 31, 2014. While many of our customers have hedged their exposure to oil price changes in the near term, oil prices have caused us to experience increased losses within our energy portfolio. Furthermore, a prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.  As of December 31, 2016, our energy-reserve exposure, which included loans held for sale, was 1.2% and our energy-related service industry exposure was 2.6% of our total funded loans held for investment plus loans held for sale.  As of December 31, 2015, our energy-reserve exposure was 4.2% and our energy-related service industry exposure was 5.2% of our total funded loans.

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

As of December 31, 2016, $1.1 billion, or 34.0% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction loan portfolios expose us to credit risks that may be greater than the risks related to other types of loans.

As of December 31, 2016, $1.5 billion, or 49.6% of our total loans, was comprised of commercial real estate loans (including owner occupied commercial real estate loans) and $249.7 million, or 8.1% of our total loans, was comprised of real estate construction loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non‑owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, $2.0 billion, or 65.6% of our total loans, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. Real estate values in many Texas markets have experienced periods of fluctuation over the last five years. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. Our allowance for loan losses consists of a general component based upon probable but unidentified losses inherent in the portfolio and a specific component based on individual loans that are considered impaired. The general component is based on our historical loss experience and various qualitative factors. The specific component of the allowance for loan losses is calculated based on a review of individual loans considered impaired. The analysis of impaired losses may be based on the present value of expected future cash flows discounted at the effective loan rate or an observable market price or the fair value of the underlying collateral on collateral dependent loans. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control, and any such differences may be material. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for loan losses.”

As of December 31, 2016, our allowance for loan losses was 0.85% of our total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non‑accrual loans or to real estate acquired through foreclosure.

We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.

We have extended significant amounts of credit to a limited number of borrowers, and at December 31, 2016, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $238.6 million, or 7.7% of total loans and $511.7 million, or 16.5% of total loans, respectively. At such date, none of these loans were classified as nonperforming  or purchase credit impaired loans.  A high amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse impact on our business, financial condition and results of operations.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Dallas Fed and the FHLB. We also may borrow funds from third‑party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our target markets or by one or more adverse regulatory actions against us.

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

We face significant capital and other regulatory requirements as a financial institution. We may need, or be required by our regulators, to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand‑alone basis, must meet certain regulatory capital requirements and supervisory expectations, some of which are subject to change and are beyond our control, and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our liquidity, business, financial condition and results of operations could be materially and adversely affected.

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

The processes we use to estimate our probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Ensuring that we have adequate disclosure controls and procedures, including internal controls over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time‑consuming and needs to be re‑evaluated frequently. Although we are currently required to provide an annual management assessment of the effectiveness of our internal controls over financial reporting under Section 404(a) of the Sarbanes‑Oxley Act of 2002 (the “Sarbanes‑Oxley Act”) and the Bank is required to have an auditor attestation as to the Bank’s internal control over financial reporting in accordance with applicable bank regulatory standards, we are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in anticipation of being subject to the requirements of Section 404(b) of the Sarbanes‑Oxley Act which will require, when we cease to be an emerging growth company under the JOBS Act, a report by our independent auditors assessing the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm may not conclude that our internal controls over financial reporting are effective. Going forward, our independent registered public accounting firm may not be satisfied with our internal controls over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us. In addition, during the course of the evaluation, documentation and testing of our internal controls over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the SEC for compliance with the requirements of Section 404(b) of the Sarbanes‑Oxley Act. Any such deficiencies may also subject us to adverse regulatory consequences in connection with our required submission of audited financial statements and an auditor attestation as to our internal control over financial reporting to certain of our regulators. If we fail to achieve and maintain the adequacy of our internal controls over financial reporting, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes‑Oxley Act, and we may suffer adverse regulatory consequences or violations of listing standards. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

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

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 91.8% as of December 31, 2016), we invest a percentage of our total assets 7.7% as of December 31, 2016) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2016, the book value of our securities portfolio was $311.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other‑than‑temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.

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

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2016, our goodwill totaled $85.3 million. Although we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of our existing goodwill, or goodwill we may acquire in the future, could result in findings of impairment and related write‑downs, which may have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by changes in U.S. tax and other laws and regulations.

The United States Congress and the President's Administration have indicated an interest in reforming the internal revenue code. Possible approaches include lowering the corporate income tax rate and limiting or eliminating various other deductions, tax credits and other tax preferences. It is not possible at this time to determine what changes may be made and to quantify either the onetime impacts from the re-measurement of deferred tax assets and liabilities that might result from tax reform or the ongoing impact reform proposals might have on income tax expense.

System failure or cybersecurity breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including the systems and infrastructure of our third‑party service providers, could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment, and the information stored therein, against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, including enforcement action that could restrict our operations, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. Computer break‑ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  While we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under our cyber insurance coverage. Although we, with the help of third-party service providers, have and intend to continue to implement security technology and operational procedures to prevent such damage, these security measures may not entirely mitigate these risks. In addition, advances in computer capabilities could result in a compromise or breach of the systems we and our third‑party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our business, financial condition and results of operations.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology‑driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which may negatively affect our results of operations, financial condition and cash flows. Further, as technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. While we maintain programs intended to prevent or limit the effects of cybersecurity risk, an unauthorized transactions or unauthorized access to customer information could occur. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.

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

There can be no assurance that we will be able to meet supervisory expectations and achieve and maintain satisfactory supervisory ratings, particularly in light of the current economic environment in the markets in which we operate and its impact on our recent results of operations.  Our failure to comply with banking laws and regulations and meet supervisory expectations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to further restrictions on our business activities, formal or informal enforcement action, fines and other penalties, any of which could adversely affect our results of operations, capital base, ability to conduct acquisitions, the price of our securities and the terms upon which we are able to raise capital. Further, any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.

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

We have implemented a risk management framework to identify and manage our risk exposure. This framework consists of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary and general economic risks. Our framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. This risk management framework may not be effective under all circumstances and may not adequately identify, manage or mitigate all or any risk or loss to us. If this framework is not effective, we may be subject to potentially adverse regulatory consequences and could suffer unexpected losses and its financial condition or results of operations could be materially adversely affected.

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

As a result of economic conditions and the enactment of the Dodd‑Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $3.5 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively, compared with $1.2 million for the year ended December 31, 2014. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.

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

As a result of the enactment of the Basel III Capital Rules, the Company and the Bank became subject to increased required capital levels. The Basel III Capital Rules became effective as applied to the Company and the Bank on January 1, 2015, with a phase‑in period that generally extends from January 1, 2015 through January 1, 2019. See “Regulation and Supervision—Regulatory Capital Requirements and Capital Adequacy—US Implementation of Basel III.”

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

Our primary tangible asset is Green Bank. As such, we depend upon Green Bank for cash distributions (through dividends on Green Bank’s stock) that we use to pay our operating expenses and satisfy our obligations (including our senior indebtedness, subordinated debentures issued in connection with trust preferred securities and subordinated notes). There are numerous laws and banking regulations that limit Green Bank’s ability to pay dividends to us. If Green Bank is unable to pay dividends to us, we will not be able to satisfy our obligations. Federal and state statutes and regulations restrict Green Bank’s ability to make cash distributions to us. These statutes and regulations require, among other things, that Green Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.

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

Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. Our Restated Certificate of Formation (with Amendments) (“certificate of formation”) authorizes us to issue 90,000,000 shares of common stock, 36,987,674 of which was outstanding as of December 31, 2016.

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

On April 30, 2015, the Company announced a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of our common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. From February 2, 2016 through February 29, 2016, we made several repurchases under the program. The repurchased shares reduced our stockholder’s equity and, depending upon the circumstances, could have a negative effect upon our overall capital adequacy. Further, such repurchases could result in a reduction in the tangible book value per share of our common stock depending upon the price paid for the repurchased shares.

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

Investment funds affiliated with Friedman Fleischer & Lowe, LLC, Harvest Partners, LP and Pine Brook Road Partners, LLC each beneficially own approximately 13.5% of our outstanding common stock as of December 31, 2016. Each of these shareholders is currently subject to passivity commitments made to the Federal Reserve in connection with their investment in us in which they agreed not to, without the prior approval of the Federal Reserve, among other things, exercise or attempt to exercise a controlling influence over our management or policies, have or seek to have more than one representative serve on our board of directors or permit any representative to serve as the chairman of our board of directors or any committee thereof. However, subject to those commitments, each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of any one of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interest of other shareholders.

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

The holders of our subordinated debentures and subordinated notes have rights that are senior to those of our shareholders.

As of December 31, 2016, we had subordinated debentures with outstanding principal of $22.2 million and fair value of $13.6 million that were assumed by us in connection with an acquisition. The subsidiary trusts purchased the subordinated debentures using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

During the fourth quarter 2016, we issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at December 31, 2016, had an outstanding balance of $33.9 million, net of issuance costs.

The subordinated debentures and subordinated notes are senior to our shares of common stock. As a result, we must make interest payments on the subordinated debentures (and the related trust preferred securities) and subordinated notes before any dividends can be paid on our common stock; and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures and notes must be satisfied before any distributions can be made to the holders of the common stock. Additionally, we have the right to defer periodic distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time we would be prohibited from paying dividends on our common stock. Our ability to pay the future distributions depends upon the earnings of the Bank and dividends from the Bank to us, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at 4000 Greenbriar, Houston, Texas 77098. We have twenty-two full service branches in the Houston and Dallas MSAs and other markets. The following table sets forth a list of our branches and certain other properties which we own or lease as of December 31, 2016:

Houston MSA
Location	Own or Lease	Sq. Ft.
•Greenbriar Branch 4000 Greenbriar Houston, Texas 77098	Own	19,310
•Houstonian Branch 109 North Post Oak Lane, Suite 100 Houston, Texas 77024	Lease	5,736
•Tanglewood Branch 5018 San Felipe, Suite D Houston, Texas 77056	Lease	3,550
•San Felipe Branch 7500 San Felipe, Suite 125 Houston, Texas 77063	Lease	8,890
•Memorial Branch 5900 Memorial Dr., Suite 100 Houston, Texas 77007	Lease	3,000
•Katy Freeway Branch 9545 Katy Fwy, Suite 100 Houston, Texas 77024	Lease	4,055
•Woodlands Branch 1455 Research Forest Drive The Woodlands, Texas 77380	Own	7,492
•Kingwood Branch 1102 Kingwood Drive Kingwood, Texas 77339	Own	3,400
•Friendswood Branch 102 West Parkwood Friendswood, TX 77546	Lease	3,180
•Bay Area Branch 2424 Bay Area Blvd. Houston, Texas 77058	Lease	3,000
•Cleveland Branch 908 E. Houston Street Cleveland, Texas 77327	Own	7,854

Dallas MSA
Location	Own or Lease	Sq. Ft.
•Dallas Uptown Branch 2408 Cedar Springs Road Dallas, Texas 75201	Lease	2,703
•Midtown Branch 5580 LBJ Freeway, Suite 100 Dallas, Texas 75240	Lease	7,322
•Addison Branch 16771 Dallas Parkway Addison, Texas 75001	Own	4,100
•Dallas Preston Center Branch 4029 Northwest Parkway Dallas, Texas 75225	Lease	2,274
•Richardson Branch 1301 E. Campbell Road Richardson, Texas 75081	Own	10,458

•Plano Branch 5224 W. Plano Parkway Plano, Texas 75093	Own	20,134
•Mesquite Branch 1438 Oates Drive Mesquite, Texas 75150	Lease	8,157
•Plano Legacy Branch 7701 Legacy Drive Plano, Texas 75024	Lease	1,950

Other Full Service Branches
Location	Own or Lease	Sq. Ft.
•Austin Harland Plaza Branch 1717 W. 6th Street Austin, TX 78703	Lease	4,490
HIDDEN_ROW
•Louisville Branch 1900 Colonel Sanders Lane Louisville, Kentucky 40213	Lease	660
•Honey Grove Branch 201 W. Main Street Honey Grove, Texas 75446	Own	1,728

Other
Location	Own or Lease	Sq. Ft.
•Memorial Motor Bank 8611 Memorial Drive Houston, Texas 77024	Lease	1,390
•Pepsi Cola Concierge 5600 Headquarters Drive Plano, Texas 75024	Lease	556
•Pizza Hut Concierge 7100 Corporate Drive Plano, Texas 75024	Lease	230
•YCC Concierge 5200 Commerce Crossing Drive Louisville, Kentucky 40229	Lease	660
•Brookhollow Support Services Office 2900 North Loop West Houston, Texas 77092	Lease	21,265

Our operational support functions are centralized in our Brookhollow office in Northwest Houston, which houses management and staff totaling approximately 104 people.  In addition, certain credit support functions are performed out of our Richardson and Plano offices.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Common Stock Market Prices

From August 8, 2014 through December 31, 2016, the Company’s common stock was listed for trading on the NASDAQ Global Select Market under the symbol “GNBC.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of March 17, 2017, there were 36,991,707 shares outstanding and 242 holders of record for the Company's common stock.  The number of beneficial owners is unknown to the Company at this time.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company’s common stock as reported by the NASDAQ Global Select Market:

	High	Low
Quarter ending March 31, 2017 (through March 17, 2017)	$16.80	$16.40

Quarter ended March 31, 2016	$10.72	$6.61
Quarter ended June 30, 2016	9.43	6.79
Quarter ended September 30, 2016	11.00	8.06
Quarter ended December 31, 2016	15.55	9.30

Quarter ended March 31, 2015	$12.36	$9.99
Quarter ended June 30, 2015	15.79	10.97
Quarter ended September 30, 2015	15.37	10.05
Quarter ended December 31, 2015	14.30	10.20

Prior to August 8, 2014, there was no established public trading market for the Company’s common stock, and the Company was not aware of any trades or transactions in its common stock that occurred in the period from January 1, 2014 to August 7, 2014.

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

In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on the subordinated debentures and subordinated notes underlying our trust preferred securities. If required payments on our outstanding subordinated debentures held by our unconsolidated subsidiary trusts or subordinated notes are not made or suspended, we will be prohibited from paying dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the Company had outstanding stock options and restricted stock units granted under three stock award plans, which are described in Note 14 Employee Benefits to the consolidated financial statements commencing at page 85 of this Annual Report on Form 10-K.  The following table provides information as of December 31, 2016 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	805,500	12.07	595,838(1)
Equity compensation plans not approved by security holders	1,713,807	8.53	--
	2,519,307	9.66	595,838

(1)	All of these awards are available under the Company’s 2014 Omnibus Equity Incentive Plan. The Company’s other equity award plans have been frozen to further issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table details the Company's repurchases of shares of its common stock during the year ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)

January 1 - January 31, 2016	-	$-	-	$15,000,000
February 1 - February 29, 2016	178,000	7.04	178,000	13,746,730
March 1 - March 31, 2016	-	-	-	13,746,730
April 1 - December 31, 2016	-	-	-	13,746,730
Total	178,000	$7.04	178,000

(1)

On April 30, 2015, the Company announced a stock repurchase program under which it authorized the repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  Under the stock repurchase agreement authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of December 31, 2016, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share. From April 1, 2016 through December 31, 2016, the Company made no repurchases under the program.

Performance Graph

The following Performance Graph and table compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on August 8, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) to December 31, 2016, with the cumulative total return of the S&P 500 Total Return Index and SNL Southwest Bank for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on August 7, 2014, in the Company’s common stock, the S&P 500 Total Return Index and SNL Southwest Bank. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Index Value
150
125
100
75
50
08/08/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16
Green Bancorp, Inc.
S&P 500
SNL Southwest Bank

* $100 invested on August 8, 2014, in stock or index, including reinvestment of dividends.  Fiscal year ended December 31.

	08/08/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16

Green Bancorp, Inc.	$100.00	$70.62	$90.09	$61.47	$51.14	$89.15
S&P 500	100.00	107.48	108.80	108.96	113.14	122.00
SNL Southwest Bank	100.00	98.75	110.13	93.62	95.63	145.10

(Copyright© 2017 SNL Financial LC. All rights reserved. www.snl.com)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated financial data as of December 31, 2016 and 2015 presented below have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2013 and 2012 and the selected balance sheet data as of December 31, 2014, 2013 and 2012 presented below have been derived from our audited financial statements not included in this Annual Report on Form 10-K.

You should read the selected consolidated financial data set forth below in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2016(1)	2015(1)	2014(1)	2013	2012(1)
	(Thousands of dollars, except per share amounts)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$389,007	$124,906	$68,923	$34,757	$178,492
Investment securities	310,124	318,151	238,278	255,515	242,261
Goodwill	85,291	85,291	30,129	15,672	15,672
Core deposit intangibles, net of accumulated amortization	9,975	11,562	4,148	984	1,230
Loans held for investment	3,098,220	3,130,669	1,799,155	1,359,415	1,204,689
Allowance for loan losses	(26,364)	(32,947)	(15,605)	(16,361)	(14,151)
Total assets	4,024,822	3,786,157	2,196,135	1,703,127	1,674,800
Deposits	3,374,700	3,100,748	1,845,713	1,447,372	1,461,451
Other borrowed funds	150,000	223,265	47,586	46,858	15,037
Total shareholders’ equity	430,482	429,402	288,405	199,218	188,211

	As of and for the Years ended December 31,
	2016(1)	2015(1)	2014(1)	2013	2012(1)
	(Thousands of dollars, except per share amounts)
Selected Income Statement Data:
Net interest income	$133,628	$97,608	$70,177	$57,042	$51,608
Provision for loan losses	64,700	17,864	2,693	2,373	8,060
Net interest income after provision for loan losses	68,928	79,744	67,484	54,669	43,548
Noninterest income	14,196	12,187	8,056	4,812	4,531
Noninterest expense	84,498	66,178	52,433	39,965	35,742
Bargain purchase gain from acquisitions	-	-	-	-	578
Net income (loss)	(972)	15,439	14,742	12,610	8,535

Per Share Data (Common Stock):
Earnings (loss) per common share, basic	$(0.03)	$0.54	$0.65	$0.61	$0.44
Earnings (loss) per common share, diluted	(0.03)	0.53	0.64	0.60	0.44
Book value per common share	11.64	11.67	11.02	9.59	9.07
Tangible book value per common share (2)	9.06	9.04	9.71	8.79	8.26
Weighted average common shares outstanding, basic	36,676,929	28,838,638	22,625,127	20,748,299	19,382,053
Weighted average common shares outstanding, diluted	36,676,929	29,095,683	22,915,268	20,880,187	19,405,404

Selected Performance Metrics:
Return on average assets(3)	(0.03)%	0.58%	0.79%	0.75%	0.59%
Return on average equity(3)	(0.22)	4.68	6.33	6.53	5.01
Net interest margin(4)	3.65	3.84	3.88	3.47	3.68
Efficiency ratio(5)	57.16	60.27	67.02	64.61	63.67
Loans to deposits ratio	91.81	100.96	97.48	93.92	82.43
Non-interest expense to average assets(3)	2.19	2.49	2.80	2.37	2.46

Selected Credit Quality Ratios:
Nonperforming assets to total assets	2.64%	1.51%	0.55%	1.38%	1.70%
Nonperforming loans to total loans	3.05	1.44	0.40	1.23	1.87
Total classified assets to total capital	39.09	37.59	11.65	11.87	20.10
Allowance for loan losses to total loans	0.85	1.05	0.87	1.20	1.17
Net charge-offs to average loans outstanding	2.28	0.02	0.23	0.01	0.43

Capital Ratios:
Average shareholders’ equity to average total assets	11.2%	12.4%	12.4%	11.4%	11.7%
Tier 1 capital to average assets(3)	9.1	9.2	12.1	10.3	10.3
Tier 1 capital to risk-weighted assets	10.1	9.6	13.1	11.4	12.3
Total capital to risk-weighted assets	11.8	10.5	14.0	12.5	13.3
Tangible common equity to tangible assets(6)	8.5	9.0	11.8	10.8	10.3

(1)During 2015, 2014 and 2012, we completed a total of three acquisitions.  These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Total Loans	Deposits
Opportunity	May 31, 2012	$44.6	$25.6	$44.1
SharePlus	October 17, 2014	308.0	251.2	270.0
Patriot	October 1, 2015	1,365.9	1,081.1	1,086.5

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

•

risks related to our energy reserve exposure and energy-related service industry exposure of our total funded loans and the decline in oil prices and our ability to successfully execute our strategy to mitigate these risks;

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

•	governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;
•

the impact of, and our ability to comply with, formal or informal regulatory actions by federal banking agencies, including any requirements or limitations imposed on us as a result of our confidential supervisory ratings or the results of any regulatory examination;

•	many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;
•	financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations;
•	substantial regulatory limitations on changes of control of bank holding companies;
•	changes in the scope and cost of FDIC insurance and other coverages;
•	systemic risks associated with the soundness of other financial institutions;
•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and
•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the SEC.

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

Overview

We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twenty-two full service branches in the Houston and Dallas MSAs and other markets.  The Houston and Dallas MSAs are our target markets, and we believe their growing economies and attractive demographics, together with our scalable platform, provide us with opportunities for long-term and sustainable growth.  Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers.

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

Factors affecting the volume and cost of our deposits include changes in market interest rates and economic conditions in our target markets, as well as the ongoing execution of our balance sheet management strategy. For example, we experienced significant year over year deposit growth of 8.8% in 2016, 68.0% in 2015 and 27.5% in 2014 resulting from acquisitions and organic growth, and average rates on deposits were 0.62% in 2016, 0.47% in 2015 and 0.59% in 2014, in part reflecting increased marketing and customer retention initiatives during these periods.

Net loss for the year ended December 31, 2016 was $1.0 million, compared with the net income of $15.4 million and $14.7 million for the years ended December 31, 2015 and 2014, respectively.  The change in net income during 2016 was principally due to the increase in provision for loan losses primarily related to energy loans.  The average loan balance increased approximately $990.0 million compared to 2015, which was comprised of approximately $591.1 million due to Patriot acquired loans and the remaining change due to organic loan growth.  The change in net income during 2015 was principally due to increased interest income resulting from growth in loans.

Our efficiency ratio, which represents noninterest expense divided by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions, was 57.2% in 2016, 60.3% in 2015 and 67.0% in 2014. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. We also monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we believe we have already incurred a significant portion of the additional overhead expense necessary to support growth as we continue to execute our business strategy.  The year over year decreases are reflective of increases in income which more than offset increases in noninterest expense.  The decrease from 2014 to 2015 and 2015 to 2016 are primarily due to increased net interest income.

Total assets were $4.0 billion as of December 31, 2016 compared with $3.8 billion as of December 31, 2015, an increase of $238.7 million or 6.3%. Total deposits were $3.4 billion as of December 31, 2016 compared with $3.1 billion as of December 31, 2015, an increase of $274.0 million or 8.8%. Total loans held for investment were $3.1 billion at December 31, 2016, a decrease of $32.4 million or 1.0% compared with $3.1 billion as of December 31, 2015. At December 31, 2016 and December 31, 2015, we had $76.8 million and $39.0 million, respectively, in non-accrual loans and our allowance for loan losses was $26.4 million and $32.9 million, respectively. Shareholders’ equity was $430.5 million and $429.4 million at December 31, 2016 and December 31, 2015, respectively.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs indicating that it is more likely than not that the fair value of the Company, which is our only reporting unit, is below the carrying value of its equity. We completed our annual impairment analysis of goodwill as of December 31, 2016, and based on this analysis, we do not believe any of our goodwill is impaired as of such date because the fair value of our equity substantially exceeded our carrying value. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of our impairment analysis, we use a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

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

See “Item 1. Business—Recent Acquisitions” for further information.

Results of Operations

Year ended December 31, 2016 compared with year ended December 31, 2015. Net loss for the year ended December 31, 2016 was $1.0 million, compared with net income of $15.4 million for the same period in 2015. Net loss per diluted common share was ($0.03) for the year ended December 31, 2016, compared with net income per diluted common share of $0.53 for the same period in 2015. The decrease in net income was principally due to the increase in provision for loan losses primarily related to energy loans. Returns on average assets and average common equity, each on an annualized basis, for the year ended December 31, 2016 were (0.03%) and (0.22%) and for year ended December 31, 2015, were 0.58% and 4.68%, respectively. Green Bancorp’s efficiency ratio was 57.2% for the year ended December 31, 2016 compared to 60.3% for 2015.   The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The decrease from 2015 to 2016 is primarily due to increases in net interest income and noninterest income which more than offset the increases noninterest expense.

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

Year ended December 31, 2016 compared with year ended December 31, 2015. Net interest income before provision for loan losses for the year ended December 31, 2016, was $133.6 million an increase of $36.0 million, or 36.9%, compared with $97.6 million during the same period in 2015.  The increase was primarily due to a 46.1% increase in average loan volume largely driven by the Patriot acquisition.  The net interest margin for the year ended December 31, 2016 decreased to 3.65%, compared with 3.84% for the same period in 2015 primarily due to a 14 basis point increase in the cost of interest bearing deposits.  Average noninterest-bearing deposits for the year ended December 31, 2016 were $611.4 million, an increase of $97.9 million compared with the same period in 2015.  Average shareholders’ equity for the year ended December 31, 2016 was $433.9 million, an increase of $103.9 million compared with the same period in 2015, primarily due to the Patriot acquisition that was completed during the fourth quarter of 2015.

Interest income was $155.5 million in 2016, an increase of $47.0 million from 2015. Interest income on loans was $149.4 million for 2016, an increase of $45.2 million or 43.4% compared with 2015 due to the increase in average loans outstanding, partially offset by the 9 basis point decrease in the average yield on the loan portfolio. Interest income on securities was $4.2 million during 2016, an increase of $605 thousand from 2015 due $11.5 million increase in the average securities portfolio and a 16 basis point increase in the average yield on the securities portfolio.

Interest expense was $21.9 million for 2016, an increase of $11.0 million over 2015. Average interest‑bearing transaction and savings deposits increased $345.3 million for 2016 compared to 2015 and the average rate on interest‑bearing transaction and savings deposits increased from 0.36% to 0.48% for the same time period, resulting in a $2.6 million increase in related interest expense. Average certificates and other time deposits increased $577.6 million for 2016 compared to 2015 and the average rate increased from 0.89% to 1.01% for the same time period resulting in an increase in related interest expense of $6.8 million. During 2016, average noninterest‑bearing deposits increased $97.9 million from $513.5 million during 2015 to $611.4 million during 2016. Total cost of funds increased 17 basis points to 0.64% for the year ended December 31, 2016 from 0.47% for the year ended December 31, 2015.  The increases in cost of deposits for the year ended December 31, 2016 were primarily due to customer retention initiatives and marketing efforts focused on organic growth.

Net interest margin, defined as net interest income divided by average interest‑earning assets, for 2016 was 3.65%, a decrease of 19 basis points compared with 3.84% for 2015.

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

Interest income was $108.6 million in 2015, an increase of $28.9 million over 2014. Interest income on loans was $104.2 million for 2015, an increase of $29.1 million or 38.7% compared with 2014 due to the increase in average loans outstanding as discussed above, partially offset by the 16 basis point decrease in the average yield on the loan portfolio. Interest income on securities was $3.6 million during 2015, a decrease of $389 thousand over 2014 due to a 28 basis point decrease in the average yield on the securities portfolio partially offset by an increase in the average securities portfolio of $23.0 million.

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

	For the Years ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,137,994	$149,422	4.76%	$2,148,268	$104,205	4.85%	$1,498,450	$75,121	5.01%
Securities	286,299	4,209	1.47	274,780	3,604	1.31	251,731	3,993	1.59
Other investments	21,052	761	3.61	14,740	453	3.07	9,573	352	3.68
Federal funds sold	1,354	3	0.22	1,911	2	0.10	719	-	-
Interest earning deposits in financial institutions	210,596	1,149	0.55	102,719	290	0.28	50,291	139	0.28
Total interest-earning assets	3,657,295	155,544	4.25%	2,542,418	108,554	4.27%	1,810,764	79,605	4.40%

Allowance for loan losses	(39,417)			(18,462)			(15,916)
Noninterest-earning assets	242,930			138,963			78,315
Total assets	$3,860,808			$2,662,919			$1,873,163

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,201,198	$5,749	0.48%	$855,869	$3,103	0.36%	$646,564	$2,539	0.39%
Certificates and other time deposits	1,389,834	14,022	1.01	812,255	7,237	0.89	584,771	6,747	1.15
Securities sold under agreements to repurchase	3,605	4	0.11	9,649	15	0.16	5,870	8	0.14
Other borrowed funds	186,453	959	0.51	128,135	364	0.28	48,503	134	0.28
Subordinated debentures and subordinated notes	15,623	1,182	7.57	3,272	227	6.94	-	-	-
Total interest-bearing liabilities	2,796,713	21,916	0.78%	1,809,180	10,946	0.61%	1,285,708	9,428	0.73%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	611,388			513,453			347,268
Other liabilities	18,784			10,279			7,319
Total liabilities	3,426,885			2,332,912			1,640,295
Shareholders’ equity	433,923			330,007			232,868
Total liabilities and shareholders’ equity	$3,860,808			$2,662,919			$1,873,163

Net interest rate spread			3.47%			3.66%			3.66%
Net interest income and margin(1)		$133,628	3.65%		$97,608	3.84%		$70,177	3.88%

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

	Years ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$48,008	$(2,791)	$45,217	$32,577	$(3,493)	$29,084
Securities	151	454	605	366	(755)	(389)
Other investments	194	114	308	190	(89)	101
Federal funds sold	(1)	2	1	-	2	2
Interest-earning deposits in financial institutions	305	554	859	145	6	151
Total increase (decrease) in interest income	48,657	(1,667)	46,990	33,278	(4,329)	28,949

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,252	$1,394	$2,646	$822	$(258)	$564
Certificates and other time deposits	5,146	1,639	6,785	2,625	(2,135)	490
Securities sold under agreements to repurchase	(9)	(2)	(11)	5	2	7
Other borrowings	166	429	595	220	10	230
Subordinated debentures and subordinated notes	857	98	955	-	227	227
Total increase (decrease) in interest expense	7,412	3,558	10,970	3,672	(2,154)	1,518
Increase (decrease) in net interest income	$41,245	$(5,225)	$36,020	$29,606	$(2,175)	$27,431

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2016 was $26.4 million, representing 0.85% of total loans as of such date.

Year ended December 31, 2016 compared with year ended December 31, 2015. The provision for loan losses for the year ended December 31, 2016 was $64.7 million compared with $17.9 million for the year ended December 31, 2015.  The provision recorded during the year ended December 31, 2016 included $50.7 million related to energy loans. Net charge‑offs for the years ended December 31, 2016 and 2015 were $71.3 million and $522 thousand, respectively. This increase included a $69.7 million increase in gross charge‑offs from $2.9 million for the year ended December 31, 2015 to $72.6 million for the year ended December 31, 2016 and a decrease in recoveries from $2.3 million for the year ended December 31, 2015 to $1.3 million for the year ended December 31, 2016. The increase in charge-offs in 2016 is primarily due to charge-offs of $68.0 million related to the energy portfolio.

Year ended December 31, 2015 compared with year ended December 31, 2014. The provision for loan losses for the year ended December 31, 2015 was $17.9 million compared with $2.7 million for the year ended December 31, 2014. This increase was primarily due to an increase in specific reserves on energy-related credits of $17.6 million and general reserves related primarily to loan growth of $300 thousand. Net charge‑offs for the years ended December 31, 2015 and 2014 were $522 thousand and $3.5 million, respectively. This decrease of $3.0 million reflected a decrease in gross charge‑offs from $4.2 million for the year ended December 31, 2014 to $2.9 million for the year ended December 31, 2015 and an increase in recoveries from $775 thousand for the year ended December 31, 2014 to $2.3 million for the year ended December 31, 2015. The increase in recoveries in 2015 is due to management’s ongoing recovery efforts post charge‑off.  The provision for loan losses and net charge‑offs for the year ended December 31, 2013 were $2.4 million and $163 thousand, respectively.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on the sale of loans and available-for-sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to interest income.

Noninterest income for the year ended December 31, 2016 was $14.2 million, an increase of $2.0 million, or 16.5%, compared with $12.2 million for the same period in 2015.  This increase was primarily due to a $2.2 million increase in customer service fees driven by growth in business accounts and the related treasury management fees and a $1.2 million increase in swap income, offset by a $1.8 million decrease in gain on sale of held for sale loans due to the $1.4  million loss on energy loans classified as held for sale.

Noninterest income for the year ended December 31, 2015 was $12.2 million, an increase of $4.1 million, or 51.3%, compared with $8.1 million for the same period in 2014. This increase was primarily due to a $1.3 million increase in customer service fees, a $772 thousand gain on sale of available for sale securities, a $617 thousand increase in gain on sale of the guaranteed portion of certain loans, a $452 thousand increase in loan fees and a $487 thousand increase in income from Bank Owned Life Insurance and other investments.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Customer service fees	$6,129	$3,925	$2,655
Loan fees	2,974	2,369	1,917
Gain on sale of available-for-sale securities, net	-	772	-
Gain (loss) on sale of held-for-sale loans, net	(1,404)	405	28
Gain on sale of guaranteed portion of loans	3,343	3,484	2,867
Other	3,154	1,232	589
Total noninterest income	$14,196	$12,187	$8,056

Noninterest Expense

Noninterest expense for the year ended December 31, 2016, was $84.5 million, an increase of $18.3 million, or 27.7%, compared with $66.2 million for the same period in 2015.  The increase was primarily due to increases related to ongoing acquired Patriot operations and expenses related to the MARS initiatives, including expenses related to disposition of real estate acquired by foreclosure and loan related expenses including legal fees and other administrative costs totaling approximately $5.5 million. These items and other changes in the various components of noninterest expense are discussed in more detail below.

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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Salaries and employee benefits (1)	$47,169	$38,110	$31,102
Non-staff expenses:
Occupancy	8,319	7,097	5,028
Professional and regulatory fees	8,958	8,923	5,647
Data processing	3,859	3,098	5,353
Software license and maintenance	2,155	1,844	1,424
Marketing	1,114	791	654
Loan related	3,795	1,185	523
Real estate acquired by foreclosure, net	3,168	1,086	286
Other	5,961	4,044	2,416
Total noninterest expense	$84,498	$66,178	$52,433

(1)	Total salaries and employee benefits include stock based compensation expense of $1.6 million, $707 thousand and $964 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Salaries and Employee Benefits.  Salaries and benefits were $47.2 million for the year ended December 31, 2016, an increase of $9.1 million compared to 2015. The increase was primarily due to a $6.1 million increase in salaries due to the Patriot acquisition, increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit increases; a $1.0 million increase in employee benefits and taxes due to increased staffing levels; a $879 thousand increase resulting from the stock-based compensation expense associated with our equity plans; and a $566 thousand increase in bonus and incentives.  Salaries and benefits were $38.1 million for the year ended December 31, 2015, an increase of $7.0 million compared to 2014. The increase was primarily due to a $3.5 million increase due to increased staffing from SharePlus and Patriot acquired operations, a $1.5 million increase due to increased staffing and increased compensation of support staff, a $1.0 million increase in M&A and acquisition related costs and a $501 thousand increase in insurance benefit expenses.  Total salaries and benefits for the year ended December 31, 2016 included $1.6 million in stock based compensation expense compared with $707 thousand and $964 thousand recorded for each of the years ended December 31, 2015 and 2014, respectively.

Occupancy.  Occupancy expenses were $8.3 million, $7.1 million and $5.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase of $1.2 million or 17.2% for 2016 compared to 2015 was primarily due to a full year of Patriot lease and depreciation expense due to the Patriot acquisition.  The increase of $2.1 million or 41.1% for 2015 compared to 2014 was primarily due to a $222 thousand increase in M&A and acquisition related costs and $1.4 million in occupancy expenses due to the additional branches after the Patriot and SharePlus acquisitions.

Professional and regulatory fees.  Professional and regulatory fees expenses were $9.0 million, $8.9 million and $5.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase of $3.3 million or 58.0% for 2015 compared to 2014 was primarily due to a $1.8 million increase in M&A and acquisition related costs due to the Patriot acquisition that occurred in October 2015, an increase in audit and tax fees and regulatory fees.

Data processing.  Data processing expenses were $3.9 million, $3.1 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase of $761 thousand or 24.6% for 2016 compared to 2015 was primarily due to increased processing costs due to the accounts added from the Patriot acquisition.  The decrease of $2.3 million or 42.1% for 2015 compared to 2014 was primarily due to Patriot M&A and acquisition related costs being lower than the prior year’s SharePlus M&A and acquisition related costs.

Software license and maintenance. Software license and maintenance expenses were $2.2 million, $1.8 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase of $311 thousand or 16.9% for 2016 compared to 2015 was primarily due to ongoing investments in information technology systems to enhance our banking capabilities. The increase of $420 thousand or 29.5% for 2015 compared to 2014 was primarily due to ongoing investments in information technology systems to enhance our banking capabilities.

Loan related.  Loan related expenses include legal fees, appraisals and other costs associated with the management of the loan portfolio, including nonperforming loans, including consulting services with contracted workout specialist.  Loan related expenses were $3.8 million, $1.2 million and $523 thousand the years ended December 31, 2016, 2015 and 2014, respectively.  The increase of $2.6 million or 220.3% for 2016 compared to 2015 was due to expenses related to the MARS initiative, including $1.7 million in legal and other fees and $984 thousand in consulting fees.  The increase of $662 thousand or 126.6% for 2015 compared to 2014 was due to growth in the loan portfolio and the increase in nonperforming loans.

Real estate acquired by foreclosure.  Real estate acquired by foreclosure expenses were $3.1 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015.  The increase in real estate acquired by foreclosure expenses was primarily due to writedowns and losses associated with real estate acquired by foreclosure that was obtained through the Patriot acquisition.  Real estate acquired by foreclosure expenses were $1.1 million for the year ended December 31, 2015 compared to $286 thousand for the year ended December 31, 2014. The increase in real estate acquired by foreclosure expenses was primarily from writedowns and prior period gain.

Other.  Other noninterest expenses, which consist of subscription, membership and dues; employee expenses including travel, meals, entertainment and education; postage and delivery; amortization of intangibles; supplies, printing and reproduction; insurance; account related losses; correspondent bank fees; customer program expenses; and other operating expenses such as settlement of claims. Other noninterest expenses were $5.9 million, $4.0 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase of $1.9 million or 47.4% for 2016 compared to 2015 was primarily due to a $739 thousand increase in core deposits intangible amortization and an increase of $682 thousand in provision for credit losses on off-balance sheet commitments.  The increase of $1.6 million or 67.4% for 2015 compared to 2014 was primarily due to a $544 thousand increase in core deposits intangible amortization, $349 thousand increase in other noninterest expenses directly related to the Patriot acquisition that occurred in October 2015 and $337 thousand net change in other losses.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 57.2% for the year ended December 31, 2016, compared with 60.3% for the year ended December 31, 2015. The decrease was primarily due to increased net interest income and noninterest income, which more than offset the increase in noninterest expense, all primarily due to a full year of income and expenses related to the Patriot acquisition. Our efficiency ratio was 60.3% for the year ended December 31, 2015, compared with 67.0% for the year ended December 31, 2014. This decrease was primarily due to a significant increase in net interest income and noninterest income due to the Patriot acquisition that occurred in October 2015.

Income Taxes

Income tax expense decreased $10.7 million, or 103.9% due to the income tax benefit of $402 thousand for the year ended December 31, 2016, compared with the income tax expense of $10.3 million for the same period in 2015. The decrease was primarily attributable to lower pre-tax net earnings for the year ended December 31, 2016 compared to the year ended December 31, 2015.  The effective income tax rate for the years ended December 31, 2016 and 2015 was 29% and 40%, respectively, as compared to the U.S. statutory rate of 35%.

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

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These financial statements require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Financial Condition

Loan Portfolio

At December 31, 2016, total loans held for investment were $3.1 billion, a decrease of $32.4 million, or 1.0%, compared with $3.1 billion at December 31, 2015, primarily due to the resolution of loans through the MARS initiatives which offset new loan production.  Loans held for sale at December 31, 2016 were $24.0 million, an increase of $23.6 million compared with $384 thousand at December 31, 2015.  The loans held for sale at December 31, 2016 are energy loans that were transferred during the third quarter of 2016.

At December 31, 2015, total loans held for investment were $3.1 billion, an increase of $1.3 billion or 74.0% compared with December 31, 2014. This increase was primarily due to the Patriot acquisition that occurred in October 2015 and continued opportunities for our portfolio bankers to generate new loans and expand existing relationships within our target markets. There were $384 thousand loans classified as held-for-sale at December 31, 2015.

At December 31, 2016, total loans, excluding loans held for sale, were 91.8% of deposits and 77.0% of total assets. At December 31, 2015, total loans were 101.0% of deposits and 82.7% of total assets.

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

See “Item 1. Business—Our Banking Services—Lending Activities—Loan Types” for further information about the types of loans we offer.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	For the Years ended December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Commercial & industrial	$1,053,925	34.0%	$1,206,452	38.5%	$788,410	43.8%	$681,290	50.1%	$637,769	52.9%
Real estate:
Owner occupied commercial real estate	394,210	12.7	353,889	11.3	163,592	9.1	156,961	11.6	114,287	9.5
Commercial real estate	1,143,751	36.9	904,115	28.9	339,006	18.8	267,011	19.6	213,250	17.7
Construction, land & land development	249,704	8.1	358,813	11.5	240,666	13.4	140,067	10.3	135,858	11.3
Residential mortgage	245,191	7.9	293,483	9.4	257,066	14.3	106,362	7.8	94,996	7.9
Consumer and other	11,439	0.4	13,917	0.4	10,415	0.6	7,724	0.6	8,529	0.7
Total loans held for investment	$3,098,220	100.0%	$3,130,669	100.0%	$1,799,155	100.0%	$1,359,415	100.0%	$1,204,689	100.0%

Total loans held for sale	$23,989	100.0%	$384	100.0%	$573	100.0%	$-	-	$-	-%

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2016 are summarized in the following table:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$431,155	$555,549	$67,221	$1,053,925
Real estate:
Owner occupied commercial real estate	44,241	157,740	192,229	394,210
Commercial real estate	108,845	788,040	246,866	1,143,751
Construction, land and land development	85,730	123,449	40,525	249,704
Residential mortgage	26,003	56,448	162,740	245,191
Consumer and other	5,021	5,527	891	11,439
Total loans	$700,995	$1,686,753	$710,472	$3,098,220

Loans with a fixed interest rate	$68,341	$438,612	$123,714	$630,667
Loans with a floating interest rate	632,654	1,248,141	586,758	2,467,553
Total loans	$700,995	$1,686,753	$710,472	$3,098,220

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

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Nonperforming loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $94.5 million in nonperforming loans at December 31, 2016, compared with $45.0 million at December 31, 2015. The ratio of nonperforming loan to total loans was 3.05% at December 31, 2016 compared with 1.44% at December 31, 2015.  The increases were primarily due to energy-related migration to nonperforming and subsequent migration in the acquired portfolio from the Patriot acquisition.

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

As part of the ongoing monitoring of our loan portfolio, management grades each loan from 1 to 10 based on the level of risk associated with such loan. Our criticized and classified loan grades are in accordance with applicable regulatory definitions.

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

We had $94.5 million in nonperforming loans at December 31, 2016, compared with $45.0 million and $7.1 million at December 31, 2015 and 2014, respectively. The nonperforming loans at December 31, 2016 consisted of 49 separate credit relationships. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $4.7 million, $806 thousand, and $401 thousand would have been recorded as income for the years ended December 31, 2016, 2015 and 2014, respectively.

Nonperforming loans totaled $94.5 million or 3.05% of period end total loans at December 31, 2016, up from $45.0 million or 1.44% of total loans at December 31, 2015. Nonperforming loans at December 31, 2016 included $56.2 million in energy-related loans.  Accruing loans classified as troubled debt restructures, which are included in the nonperforming loans totals, were $16.5 million at December 31, 2016, compared with $6.0 million at December 31, 2015.  The allowance for loan losses was 0.85% of total loans at December 31, 2016, compared with 1.05% of total loans at December 31, 2015.  The decrease in the percentage when compared to December 31, 2015 was largely due to a $13.1 million decrease in specific reserves, primarily due to charge-offs in energy loans during the year ended December 31, 2016.

The following table presents information regarding nonperforming loans at the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Nonaccrual loans	$66,673	$37,541	$2,127	$1,496	$5,196
Accruing loans 90 or more days past due	1,169	52	16	1,316	579
Restructured loans—nonaccrual	10,133	1,464	2,717	9,864	10,106
Restructured loans—accrual	16,518	5,988	2,257	4,072	6,621
Total nonperforming loans	$94,493	$45,045	$7,117	$16,748	$22,502

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2016 was $26.4 million, representing 0.85% of total loans, compared with $32.9 million, or 1.05% of total loans, at December 31, 2015. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years ended December 31,
	2016	2015	2014	2013	2012

	(Dollars in thousands)

Average loans outstanding (1)	$3,128,534	$2,146,968	$1,498,257	$1,244,106	$1,040,681
Total loans outstanding at end of period (1)	3,098,220	3,130,669	1,799,155	1,359,415	1,204,689
Allowance for loan losses at beginning of period	32,947	15,605	16,361	14,151	10,574
Provision for loan losses	64,700	17,864	2,693	2,373	8,060
Charge-offs:
Commercial and industrial	(68,383)	(2,647)	(2,927)	(916)	(1,832)
Owner occupied commercial real estate	(1,405)	-	-	-	(361)
Commercial real estate	(492)	-	-	(333)	(2,270)
Residential mortgage	(548)	(63)	-	(186)	(94)
Consumer and other	(126)	(146)	(1,297)	(54)	(57)
Total charge-offs	(72,585)	(2,856)	(4,224)	(1,489)	(4,614)
Recoveries:
Commercial and industrial	1,000	2,185	118	1,044	87
Owner occupied commercial real estate	17	-	14	222	-
Commercial real estate	-	77	1	21	-
Construction, land & land development	84	5	-	-	-
Residential mortgage	155	36	20	27	33
Consumer and other	46	31	622	12	11
Total recoveries	1,302	2,334	775	1,326	131
Net recoveries (charge-offs)	(71,283)	(522)	(3,449)	(163)	(4,483)
Allowance for loan losses at end of period	$26,364	$32,947	$15,605	$16,361	$14,151

Ratio of allowance to end of period loans	0.85%	1.05%	0.87%	1.20%	1.17%
Ratio of net charge-offs to average loans	2.28%	0.02%	0.23%	0.01%	0.43%

(1)	Excluding loans held-for-sale

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

At December 31, 2016, the allowance for loan losses totaled $26.4 million, or 0.85% of total loans. At December 31, 2015 and 2014, the allowance for loan losses aggregated $32.9 million and $15.6 million, or 1.05% and 0.87% of total loans, respectively. At December 31, 2016, $2.4 million of allowance was required for acquired loans not deemed credit‑impaired and $4.4 million of purchase discounts remained. At December 31, 2015 and 2014, $15 thousand and $25 thousand of allowance was required for acquired loans not deemed credit‑impaired, respectively, and $11.0 million and $2.0 million of purchase discounts remained, respectively. PCI loans are not considered nonperforming loans. PCI loans had $5.5 million, $14.4 million and $2.1 million of purchase discounts outstanding at December 31, 2016, 2015 and 2014, respectively, of which $2.5 million, $966 thousand and $658 thousand, respectively, are considered accretable. Impairment charges and related allowances of $122 thousand and $209 thousand were required in 2016 and 2015, respectively, for PCI loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $24.5 million or 0.79% of the $3.0 billion in loans collectively evaluated for impairment at December 31, 2016, compared to an allowance for loan losses of $17.9 million or 0.57% of the $3.1 billion in loans collectively evaluated for impairment at December 31, 2015. Net charge-offs as a percentage of average loans outstanding was 2.28% for the year ended December 31, 2016 as compared to 0.02% and 0.23% for the years ended December 31, 2015 and 2014, respectively.  The increase for the year ended December 31, 2016 is primarily due to $68.0 million in charge-offs of energy loans.

During the year ended December 31, 2016, loans in internally assigned risk grades 1 ‑ 5, which are considered pass rated credits, decreased to 90.2% from 93.1% of total loans, excluding PCI loans.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan

	(Dollars in thousands)

Balance of allowance for loan losses applicable to:
Commercial and industrial	$10,751	34.0%	$23,130	38.5%	$8,145	43.8%	$10,196	50.1%	$9,109	52.9%
Owner occupied commercial real estate	2,609	12.7	1,679	11.3	974	9.1	874	11.6	763	9.5
Commercial real estate	9,013	36.9	4,691	28.9	2,942	18.8	2,216	19.6	2,380	17.7
Construction, land & land development	1,967	8.1	2,345	11.5	2,633	13.4	1,103	10.3	1,352	11.3
Residential Mortgage	1,819	7.9	816	9.4	645	14.3	654	7.8	492	7.9
Consumer and other	205	0.4	286	0.4	266	0.6	1,318	0.6	55	0.7
Total allowance for loan losses	$26,364	100.0%	$32,947	100.0%	$15,605	100.0%	$16,361	100.0%	$14,151	100.0%

We believe that the allowance for loan losses at December 31, 2016 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2016, the carrying amount of investment securities totaled $310.1 million, a decrease of $8.0 million or 2.5% compared with $318.2 million at December 31, 2015.  At December 31, 2015, the carrying amount of investment securities totaled $318.2 million, an increase of $79.9 million or 33.5% compared with $238.3 million at December 31, 2014. At December 31, 2016, securities represented 7.7% of total assets compared with 8.4% and 10.8% at December 31, 2015 and 2014, respectively.

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

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$117,886	$90,032	$89,950	$57,108	$57,044
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	99,876	99,898	129,752	130,705	100,002	101,916
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	42,379	41,912	51,569	51,329	28,821	28,605
Corporate debt securities	3,788	3,775	3,790	3,793	-	-
CRA qualified investment fund	236	235	-	-	-	-
Obligations of municipal subdivisions	11,183	10,913	236	244	-	-
Total	$275,734	$274,619	$275,379	$276,021	$185,931	$187,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$14,358	$14,231	$15,002	$15,179	$16,823	$17,185
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	21,147	20,613	27,128	26,817	33,890	33,540
Total	$35,505	$34,844	$42,130	$41,996	$50,713	$50,725

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

Management does not intend to sell any debt securities classified as held-to-maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2016, management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of December 31, 2016, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the years ended December 31, 2016, 2015 and 2014.

The following tables summarize the contractual maturity of securities and their weighted average yields as of December 31, 2016 and 2015. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures. Available‑for‑sale securities are shown at fair value and held‑to‑maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.  The CRA qualified investment fund has no contractual maturity and, therefore, it is excluded from the maturity table.

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$40,052	0.78%	$77,834	0.77%	$-	-%	$-	-%	$117,886	0.77%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities	-	-	3,534	2.79	33,816	2.03	76,906	1.69	114,256	1.83
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	1,006	1.57	2,984	1.56	59,069	1.82	63,059	1.80
Corporate debt securities	2,003	1.69	1,772	2.19	-	-	-	-	3,775	1.93
Obligations of municipal subdivisions	-	-	-	-	235	2.89	-	-	235	2.89
Total	$42,056	0.82%	$84,145	0.89%	$37,036	2.00%	$135,975	1.75%	$299,211	1.41%

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$71,983	0.33%	$17,967	0.93%	$-	-%	$-	-%	$89,950	0.45%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities	-	-	1,205	3.20	44,631	2.03	99,871	1.73	145,707	1.84
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	-	-	763	2.44	989	1.43	76,705	1.71	78,457	1.71
Corporate debt securities	-	-	3,793	1.32	-	-	-	-	3,793	2.90
Obligations of municipal subdivisions	-	-	-	-	-	-	244	2.90	244	1.32
Total	$71,983	0.33%	$23,728	4.13%	$45,620	2.54%	$176,576	2.06%	$314,114	1.74%

The contractual maturity of mortgage‑backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage‑backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our complete portfolio is 3.1 years with a modified duration of 2.8 years at December 31, 2016.

At December 31, 2016, 2015 and 2014, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of securities portfolio was 1.47% during the year ended December 31, 2016 compared with 1.31% for the year ended December 31, 2015. The increase in average yield was due to securities added to the portfolio with higher yields.

The average yield of securities portfolio was 1.31% during the year ended December 31, 2015 compared with 1.59% for the year ended December 31, 2014 and 1.36% during 2013. The decrease in average yield was due to a reinvestment of funds at lower rates in 2015.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage‑backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage‑backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments. As such, mortgage‑backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2016 and 2015, 67.3% and 68.5% of the mortgage‑backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.1 years and 5.7 years and an estimated duration of 3.5 years and 5.0 years, respectively.

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

Total deposits at December 31, 2016 were $3.4 billion, an increase of $274.0 million, or 8.8%, compared with December 31, 2015, primarily due to continued opportunities for our portfolio bankers to generate deposit growth within our target markets.  Noninterest-bearing deposits at December 31, 2016 were $650.1 million, an increase of $6.7 million, or 1.0%, compared with December 31, 2015.  Average deposits increased 46.8% or $1.0 billion to $3.2 billion for the year ended December 31, 2016, compared with $2.2 billion for the same period of 2015.  These increases were principally due to the Patriot acquisition and growth generated by the portfolio bankers.

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

At December 31, 2016 and 2015, we had $97.9 million and $93.6 million in brokered time deposits, respectively.  Brokered deposits represented 2.9% and 1.8% of total deposits at December 31, 2016 and 2015, respectively.  The Company utilizes brokered deposits to enhance liquidity.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$172,446	0.12%	$142,906	0.12%	$88,756	0.18%
Money market and savings deposits	1,028,752	0.54	712,963	0.41	557,808	0.43
Certificates and other time deposits	1,389,834	1.01	812,255	0.89	584,771	1.15
Total interest-bearing deposits	$2,591,032	0.76	$1,668,124	0.62	$1,231,335	0.75
Noninterest-bearing deposits	611,388	-	513,453	-	347,268	-
Total deposits	$3,202,420	0.62%	$2,181,577	0.47%	$1,578,603	0.59%

Our ratio of average noninterest‑bearing deposits to average total deposits for the years ended December 31, 2016, 2015 and 2014 was 19.1%, 23.5% and 22.0%, respectively.

The following table sets forth the amount of our certificates of deposit by time remaining until maturity for December 31, 2016 (dollars in thousands):

2017	$863,876
2018	263,958
2019	156,824
2020	67,739
2021	13,052
Total	$1,365,449

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

	FHLB Advances	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2016
Amount outstanding at year-end	$150,000	$3,493
Weighted average interest rate at year-end	0.59%	0.15%
Maximum month-end balance during the year	$153,631	$4,823
Average balance outstanding during the year	$186,453	$3,605
Weighted average interest rate during the year	0.51%	0.11%
December 31, 2015
Amount outstanding at year-end	$223,265	$3,073
Weighted average interest rate at year-end	0.46%	0.15%
Maximum month-end balance during the year	$283,533	$15,892
Average balance outstanding during the year	$128,135	$9,649
Weighted average interest rate during the year	0.28%	0.16%
December 31, 2014
Amount outstanding at year-end	$47,586	$4,605
Weighted average interest rate at year-end	0.25%	0.15%
Maximum month-end balance during the year	$72,578	$9,147
Average balance outstanding during the year	$48,503	$5,870
Weighted average interest rate during the year	0.28%	0.14%

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2016 and 2015, borrowing capacity of $608.8 million and $355.1 million, respectively, was available under this arrangement. At December 31, 2016 and 2015, $150.0 million and $223.3 million were outstanding, respectively, with an average interest rate of 0.59% and 0.46%, respectively.  The Company’s FHLB advances at December 31, 2016 mature within two years.  During the year ended December 31, 2016, the FHLB advances that were outstanding as of December 31, 2015 were paid in full.  The Company’s FHLB advances at December 31, 2015 mature within eight years.  These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to loan portfolio growth. We utilize these borrowings to meet liquidity needs and to fund certain fixed rate loans in our portfolio.

Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by banking customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At December 31, 2016 and December 31, 2015, we had securities sold under agreements to repurchase with banking customers of $3.5 million and $3.1 million, respectively.

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At December 31, 2016 and 2015, $330.0 million, $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of December 31, 2016 and 2015, there were no federal funds purchased outstanding.

Subordinated Debentures and Subordinated Notes

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at December 31, 2016, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

During the floating rate period from December 15, 2021, but excluding the maturity date or date of earlier redemption, the Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The sale of the Notes yielded net proceeds of approximately $33.9 million. The Company utilized $32.8 million of the proceeds to transfer several energy loans to the holding company to provide our team with added flexibility to resolve these loans.

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.1 million at December 31, 2016.

A summary of pertinent information related to the Notes outstanding at December 31, 2016 is set forth in the table below:

	December 31,
	2016	2015

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$-
Less: unamortized debt issuance costs	(1,115)	-
Total subordinated notes	$33,885	$-

Net issuance costs associated with issuing the Notes are amortized to interest expense over the respective terms using the straight line method.

Subordinated Debentures Trust Preferred Securities — At December 31, 2016, the Company had outstanding $13.6 million in subordinated debentures net of $8.6 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at December 31, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of December 31, 2016 was 0.998%
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

We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12‑month horizon as of December 31, 2016:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	15.5%
+100	7.7
Base	-
−100	(6.1)

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the years ended December 31, 2016 and 2015, our liquidity needs have primarily been met by core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB. Although access to brokered deposits, purchased funds from correspondent banks and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $3.9 billion for the year ended December 31, 2016 compared to $2.7 billion for the year ended December 31, 2015.

	December 31,
	2016	2015
Sources of Funds:
Deposits:
Noninterest-bearing	15.8%	19.3%
Interest-bearing	64.2	62.1
Brokered time deposits	2.9	0.5
Securities sold under agreements to repurchase	0.1	0.4
Other borrowed funds	4.8	4.8
Subordinated debentures	0.4	-
Other liabilities	0.5	0.5
Shareholders’ equity	11.3	12.4
Total	100.0	100.0
Uses of Funds:
Loans	81.3	80.7
Securities	7.4	10.3
Federal funds sold and other interest-earning assets	6.0	4.5
Other noninterest-earning assets	5.3	4.5
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	19.1%	23.5%
Average loans to average deposits	98.0	98.5

Our largest source of funds is deposits and our largest uses of funds are loans and securities. We do not expect a change in the source or use of our funds in the foreseeable future. Our average loans were $3.1 billion for the year ended December 31, 2016, an increase of 46.1% over the year ended December 31, 2015. Our average loans were $2.1 billion for the year ended December 31, 2015, an increase of 43.4% over the year ended December 31, 2014. We predominantly invest excess deposits in Dallas Fed balances, securities, federal funds sold or other short‑term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 3.1 years and an estimated duration of 2.8 years at December 31, 2016.

As of December 31, 2016, we had outstanding $690.4 million in commitments to extend credit and $11.2 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2016, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2016, we had cash and cash equivalents of $389.0 million, an increase of $264.1 million compared with $124.9 million as of December 31, 2015, which was primarily due to the increase in interest bearing deposits in financial institutions.  As of December 31, 2015, we had cash and cash equivalents of $124.9 million, an increase of $56.0 million compared with $68.9 million as of December 31, 2014, which was primarily due to the Patriot acquisition that occurred in October 2015.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures, subordinated notes and operating leases. Payments for the Federal Home Loan Bank advances includes interest of $961 thousand that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $41.0 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at December 31, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

	December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$863,876	$420,642	$80,931	$-	$1,365,449
Federal Home Loan Bank advances	100,865	50,096	-	-	150,961
Subordinated debentures and subordinated notes	3,783	3,593	10,647	80,108	98,131
Operating leases	2,299	3,460	2,336	3,728	11,823
Total	$970,823	$477,791	$93,914	$83,836	$1,626,364

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$351,905	$194,919	$84,715	$58,852	$690,391
Standby and commercial letters of credit	8,164	2,116	163	800	11,243
Total	$360,069	$197,035	$84,878	$59,652	$701,634

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2016, the Company and the Bank were each well‑capitalized.

Total shareholders’ equity was $430.5 million at December 31, 2016, an increase of $1.1 million or 0.25% compared with $429.4 million at December 31, 2015.  The increase was the result of a net loss of $1.0 million, plus the net change for proceeds from the exercise of stock options and an increase in the value of available for sale securities recognized in other accumulated comprehensive earnings and an increase due to stock compensation expense which was offset by Company’s treasury stock purchases.

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

The following tables provide a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of the dates specified to the minimum and well capitalized regulatory standards:

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

Basel III Capital Adequacy Requirements Effective January 1, 2015.  In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules became effective for the Company on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.  See “Regulation and Supervision—US Implementation of Basel III – Became effective January 1, 2015.”

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$430,482	$429,402	$288,405	$199,218	$188,211
Adjustments:
Goodwill	85,291	85,291	30,129	15,672	15,672
Core deposit intangibles	9,975	11,562	4,148	984	1,230
Tangible common equity	$335,216	$332,549	$254,128	$182,562	$171,309
Common shares outstanding (1)	36,988	36,788	26,171	20,771	20,748
Book value per common share (1)	$11.64	$11.67	$11.02	$9.59	$9.07
Tangible book value per common share (1)	$9.06	$9.04	$9.71	$8.79	$8.26

(1)Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options.  The number of exercisable options was 493,241 as of December 31, 2016, 875,007 shares as of December 31, 2015, 910,793 shares as of December 31, 2014, 818,518 shares as of December 31, 2013, and 684,562 shares as of December 31, 2012.

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

The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$430,482	$429,402	$288,405	$199,218	$188,211
Adjustments:
Goodwill	85,291	85,291	30,129	15,672	15,672
Core deposit intangibles	9,975	11,562	4,148	984	1,230
Tangible common equity	$335,216	$332,549	$254,128	$182,562	$171,309
Tangible Assets
Total assets	$4,024,822	$3,786,157	$2,196,135	$1,703,127	$1,674,800
Adjustments:
Goodwill	85,291	85,291	30,129	15,672	15,672
Core deposit intangibles	9,975	11,562	4,148	984	1,230
Tangible assets	$3,929,556	$3,689,304	$2,161,858	$1,686,471	$1,657,898
Tangible Common Equity to Tangible Assets	8.5%	9.0%	11.8%	10.8%	10.3%

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

The following table reconciles, as of the dates set forth below, our efficiency ratio to the GAAP‑based efficiency ratio:

	December 31,
	2016	2015	2014	2013	2012

	(Dollars in thousands, except per share data)

Efficiency Ratio
Noninterest expense	$84,498	$66,178	$52,433	$39,965	$35,742
Net interest income	133,628	97,608	70,177	57,042	51,608
Noninterest income	14,196	12,187	8,056	4,812	5,109
Adjustments:
Bargain purchase gain from acquisitions	-	-	-	-	578
Noninterest income, excluding bargain purchase gains from acquisitions	$14,196	$12,187	$8,056	$4,812	$4,531

Efficiency Ratio	57.2%	60.3%	67.0%	64.6%	63.7%

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

	Quarter Ended 2016
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)

Total interest income	$38,326	$39,432	$39,062	$38,724
Total interest expense	6,142	5,757	5,521	4,496
Net interest income	32,184	33,675	33,541	34,228
Provision for loan losses	9,500	28,200	11,000	16,000
Net interest income after provision for loan losses	22,684	5,475	22,541	18,228
Noninterest income	2,168	4,091	3,782	4,155
Noninterest expense	20,953	23,383	20,675	19,487
Income before income taxes	3,899	(13,817)	5,648	2,896
Provision for income taxes	1,355	(4,831)	2,017	1,057
Net income	$2,544	$(8,986)	$3,631	$1,839

Earnings per share(1)
Earnings per common share, basic	$0.07	$(0.25)	$0.10	$0.05
Earnings per common share, diluted	0.07	(0.25)	0.10	0.05

	Quarter Ended 2015
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)
Total interest income	$38,997	$23,599	$23,256	$22,702
Total interest expense	3,990	2,437	2,333	2,186
Net interest income	35,007	21,162	20,923	20,516
Provision for loan losses	12,500	3,054	805	1,505
Net interest income after provision for loan losses	22,507	18,108	20,118	19,011
Noninterest income	4,276	2,871	2,955	2,085
Noninterest expense	21,472	14,372	16,578	13,756
Income before income taxes	5,311	6,607	6,495	7,340
Provision for income taxes	2,738	2,528	2,357	2,691
Net income	$2,573	$4,079	$4,138	$4,649

Earnings per share(1)
Earnings per common share, basic	$0.07	$0.16	$0.16	$0.18
Earnings per common share, diluted	0.07	0.15	0.16	0.18

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s annual report on internal control over financial reporting —  The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Interim Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Committees of the Board-Audit Committee,” “Corporate Governance-Director Nominations” and “Corporate Governance-Code of Ethics” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Corporate Governance-Fees and Services of Independent Registered Public Accounting Firm” and "Board and Committee Matters-Audit Committee Pre-Approval Policy" in the 2017 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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
2.1

Merger Agreement, dated June 28, 2006, by and between Redstone Bank, National Association and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.2

Purchase and Assumption Agreement, dated March 14, 2010, by and between OneWest Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.3

Purchase and Assumption Agreement, dated June 17, 2011, by and between Main Street Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.4

Merger Agreement, dated March 14, 2012, by and among Opportunity Merger Sub Corp., Opportunity Bancshares, Inc. and Green Bancorp. Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.5

Agreement and Plan of Merger, dated May 5, 2014, by and among SP Bancorp, Inc., Searchlight Merger Sub Corp. and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))†

2.6

Agreement and Plan of Merger, dated as of May 27, 2015, among Green Bancorp, Inc., Panther Merger Sub Corp. and Patriot Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Green Bancorp’s Current Report on Form 8-K filed on May 28, 2015†

3.1

Form of Amended and Restated Certificate of Formation of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))

3.2	Form of Amended and Restated Bylaws of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
4.2

Indenture, dated as of December 8, 2016, between Green Bancorp, Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

4.3	Form of 8.50% Fixed-to-Floating Rate Subordinated Note due 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2016)
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

10.5	Form of Director Nomination Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
10.6	Green Bancorp, Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 33-196982))
10.7

Registration Rights Agreement relating to the 8.50% Fixed-to-Floating Rate Subordinated Note due 2026, dated as of December 8, 2016, among Green Bancorp, Inc. and the purchasers of the Notes (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

21.1*	Subsidiaries of Green Bancorp, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
32.2**	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
101*	Interactive Financial Data

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

TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS

Green Bancorp, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Green Bancorp, Inc. and subsidiaries

Houston, Texas

We have audited the accompanying consolidated balance sheets of Green Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Green Bancorp, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Houston, Texas

March 21, 2017

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Cash and due from banks	$18,351	$15,915
Fed funds sold	63	1,304
Interest bearing deposits in financial institutions	370,593	107,687
Total cash and cash equivalents	389,007	124,906

Available-for-sale securities, at fair value	274,619	276,021
Held-to-maturity securities, at amortized cost (fair value of $34,844 and $41,996, respectively)	35,505	42,130
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	10,954	7,207
Federal Home Loan Bank of Dallas stock	7,029	13,113
Total securities and other investments	328,773	339,137

Loans held for sale	23,989	384
Loans held for investment	3,098,220	3,130,669
Allowance for loan losses	(26,364)	(32,947)
Loans, net	3,095,845	3,098,106

Premises and equipment, net	25,674	27,736
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	9,975	11,562
Accrued interest receivable	8,011	7,768
Deferred tax asset, net	11,266	19,510
Real estate acquired by foreclosure	5,220	12,122
Bank owned life insurance	34,385	33,452
Other assets	31,375	26,567
TOTAL ASSETS	$4,024,822	$3,786,157

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$650,064	$643,354
Interest-bearing transaction and savings	1,359,187	1,104,630
Certificates and other time deposits	1,365,449	1,352,764
Total deposits	3,374,700	3,100,748

Securities sold under agreements to repurchase	3,493	3,073
Other borrowed funds	150,000	223,265
Subordinated debentures and subordinated notes	47,492	13,187
Accrued interest payable	2,387	1,870
Other liabilities	16,268	14,612
Total liabilities	3,594,340	3,356,755

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,165,674 and 36,788,464 shares issued at December 31, 2016 and December 31, 2015, respectively; 36,987,674 and 36,788,464 shares outstanding at December 31, 2016 and December 31, 2015, respectively	372	368
Capital surplus	382,961	378,518
Retained earnings	49,127	50,099
Accumulated other comprehensive income (loss), net	(725)	417
Less treasury stock, at cost, 178,000 shares at December 31, 2016	(1,253)	-
Total shareholders’ equity	430,482	429,402
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,024,822	$3,786,157

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollars in thousands, except per share data)

	For the Years ended December 31,
	2016	2015	2014

INTEREST INCOME:
Loans, including fees	$149,422	$104,205	$75,121
Securities	4,209	3,604	3,993
Other investments	761	453	352
Federal funds sold	3	2	-
Deposits in financial institutions	1,149	290	139
Total interest income	155,544	108,554	79,605

INTEREST EXPENSE:
Transaction and savings deposits	5,749	3,103	2,539
Certificates and other time deposits	14,022	7,237	6,747
Subordinated debentures and subordinated notes	1,182	227	-
Other borrowed funds	963	379	142
Total interest expense	21,916	10,946	9,428

NET INTEREST INCOME	133,628	97,608	70,177
PROVISION FOR LOAN LOSSES	64,700	17,864	2,693
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	68,928	79,744	67,484

NONINTEREST INCOME:
Customer service fees	6,129	3,925	2,655
Loan fees	2,974	2,369	1,917
Gain on sale of available-for-sale securities, net	-	772	-
Gain (loss) on sale of held-for-sale loans, net	(1,404)	405	28
Gain on sale of guaranteed portion of loans, net	3,343	3,484	2,867
Other	3,154	1,232	589
Total noninterest income	14,196	12,187	8,056

NONINTEREST EXPENSE:
Salaries and employee benefits	47,169	38,110	31,102
Occupancy	8,319	7,097	5,028
Professional and regulatory fees	8,958	8,923	5,647
Data processing	3,859	3,098	5,353
Software license and maintenance	2,155	1,844	1,424
Marketing	1,114	791	654
Loan related	3,795	1,185	523
Real estate acquired by foreclosure, net	3,168	1,086	286
Other	5,961	4,044	2,416
Total noninterest expense	84,498	66,178	52,433

INCOME (LOSS) BEFORE INCOME TAXES	(1,374)	25,753	23,107
PROVISION (BENEFIT) FOR INCOME TAXES	(402)	10,314	8,365
NET INCOME (LOSS)	$(972)	$15,439	$14,742

EARNINGS (LOSSES) PER SHARE:
Basic	$(0.03)	$0.54	$0.65
Diluted	$(0.03)	$0.53	$0.64

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	For the Years ended December 31,
	2016	2015	2014

NET INCOME (LOSS)	$(972)	$15,439	$14,742
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(1,757)	(992)	1,830
Total other comprehensive income (loss) before tax	(1,757)	(992)	1,830

DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	(615)	(347)	641
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1,142)	(645)	1,189
COMPREHENSIVE INCOME (LOSS)	$(2,114)	$14,794	$15,931

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE — January 1, 2014	20,771	$208	$179,219	$19,918	$(127)	$-	$199,218
Net income	-	-	-	14,742	-	-	14,742
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $641 and reclassification adjustment	-	-	-	-	1,189	-	1,189
Issuance of common stock in connection with initial public offering, net of expenses	5,391	54	72,537	-	-	-	72,591
Issuance of common stock in connection with the exercise of stock options	14	-	117	-	-	-	117
Stock-based compensation expense	-	-	548	-	-	-	548
BALANCE — December 31, 2014	26,176	$262	$252,421	$34,660	$1,062	$-	$288,405
Net income	-	-	-	15,439	-	-	15,439
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of ($347) and reclassification adjustment	-	-	-	-	(645)	-	(645)
Issuance of common stock in connection with the acquisition of Patriot Bancshares, Inc.	10,442	105	123,638	-	-	-	123,743
Issuance of common stock in connection with exercise of stock options	170	1	1,533	-	-	-	1,534
Stock-based compensation expense	-	-	926	-	-	-	926
BALANCE — December 31, 2015	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net loss	-	-	-	(972)	-	-	(972)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $615	-	-	-	-	(1,142)	-	(1,142)
Purchase of treasury stock	(178)	-	-	-	-	(1,253)	(1,253)
Issuance of common stock in connection with exercise of stock options	378	4	3,042	-	-	-	3,046
Stock-based compensation expense	-	-	1,401	-	-	-	1,401
BALANCE — December 31, 2016	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(972)	$15,439	$14,742
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	821	1,122	1,130
Accretion of loan discounts, net	(8,358)	(4,806)	(869)
Amortization of deposit premiums	(2,362)	(1,747)	(411)
Amortization of core deposit intangibles	1,587	847	303
Amortization and accretion of borrowing and debt valuation allowance, net	289	40	(4)
Amortization of issuance costs of subordinated notes	9	-	-
Provision for loan losses	64,700	17,864	2,693
Depreciation	2,388	1,849	1,485
Net gain on sale of available-for-sale securities	-	(772)	-
Net loss (gain) on sale of real estate acquired by foreclosure	563	81	(139)
Net loss (gain) on sale of loans held for sale	1,404	(405)	(28)
Net gain on sale of guaranteed portion of loans	(3,343)	(3,484)	(2,867)
Originations of loans held for sale	(1,094)	(17,656)	(1,608)
Proceeds from sales of and principal collected on loans held for sale	21,488	19,875	2,681
Writedown of real estate acquired by foreclosure	1,048	530	141
Deferred income tax expense (benefit)	8,361	(3,409)	395
Stock-based compensation expense	1,587	707	964
(Increase) decrease in accrued interest receivable and other assets, net	(16,520)	2,208	1,061
Increase (decrease)in accrued interest payable and other liabilities, net	1,838	(1,379)	138
Net cash provided by operating activities	73,434	26,904	19,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	110,423	51,690	34,021
Proceeds from the sale of available-for-sale securities	-	109,444	19,179
Purchases of available-for-sale securities	(100,335)	(53,046)	(22,081)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	8,507	10,192	9,855
Purchases of held-to-maturity securities	(1,963)	(1,788)	(3,452)
Proceeds from sales of guaranteed portion of loans	39,109	38,201	32,205
Proceeds from sales of real estate acquired by foreclosure	8,794	2,587	1,825
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	6,084	359	103
Purchases of Federal Reserve Bank stock	(3,747)	(34)	(1,673)
Net increase in loans held for investment and held for sale	(115,148)	(279,756)	(220,465)
Investment in construction of premises and purchases of other fixed assets	(326)	(1,349)	(984)
Net cash and cash equivalents received (paid) in connection with acquisitions	-	4,275	(30,789)
Net cash used in investing activities	(48,602)	(119,225)	(182,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	276,314	170,236	128,749
Net (decrease) increase in securities sold under agreements to repurchase	420	(1,532)	2,022
Net proceeds from other short-term borrowed funds	(64,250)	(113,250)	(5,000)
Proceeds from other long-term borrowed funds	50,000	100,000	-
Repayment of other long-term borrowed funds	(58,884)	(8,684)	(1,864)
Proceeds from issuance of common stock due to exercise of stock options	3,046	1,534	117
Proceeds from issuance of subordinated notes, net	33,876	-	-
Proceeds from issuance of common stock, net of issuance expenses	-	-	72,591
Purchase of treasury stock	(1,253)	-	-
Net cash provided by financing activities	239,269	148,304	196,615

NET INCREASE IN CASH AND CASH EQUIVALENTS	$264,101	$55,983	$34,166

CASH AND CASH EQUIVALENTS:
Beginning of year	124,906	68,923	34,757
End of year	$389,007	$124,906	$68,923

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$3,503	$-	$-
Transfer of loans to held-for-sale	45,403	-	-
Stock issued in connection with the Patriot Bancshares acquisition	-	123,743	-

SUPPLEMENTAL INFORMATION:
Interest paid	$23,473	$11,549	$9,592
Income taxes paid	11,700	12,200	9,200

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

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). A summary of significant accounting policies follows.

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

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  The calculation of the allowance for loan losses, the valuation of goodwill and available for sale securities, acquired assets and liabilities and the calculation of stock based compensation are estimates particularly susceptible to significant change in the near term.  Actual results could differ from those estimates.

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

Earnings Per Common Share—Basic earnings per common share is computed as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the weighted‑average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. In the event of a net loss, the outstanding stock options are excluded from the diluted earnings per common share calculation due to their anti-dilutive effect and the diluted net loss per common share would equal the basic net loss per common share.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average common shares used in calculating diluted earnings per common share for the reported periods is provided in Note 2.

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

Other securities are stated at cost and include stock of the Federal Reserve Bank and the FHLB. Dividends received on these investments are included in interest income.

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

When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status and classified as impaired unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to evaluate the appropriateness of its accruing status. When a loan is placed on nonaccrual status, all accrued but unpaid interest is reversed against interest income. Payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged‑off loan amounts. Any excess is treated as a recovery of lost interest.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and Other Intangibles—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs. We completed our annual impairment analysis of goodwill as of December 31, 2016.  Based on this analysis we do not believe any of our goodwill is impaired as of this date because the fair value of our equity exceeds the carrying value.  The goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.

Core deposit intangibles are amortized on an accelerated basis over the years expected to be benefited, which the Company estimates to be approximately two to seventeen years.

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

Derivative Financial Instruments—The Company’s derivative instruments are entered into pursuant to a customer accommodation program where the Company enters into an interest rate swap or cap agreement with a commercial customer and an agreement with offsetting terms with a correspondent bank.  These derivative instruments are not designated as accounting hedges.  Changes in net fair value are recognized in noninterest income or expense and the fair value amounts are included in other assets and other liabilities.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards - Accounting Standards Updates (“ASU”)

FASB ASU No. 2017-04 — “Intangibles—Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASU No.  2017-01 — “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended application of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output sot that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2016-18 — “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2016-15 — "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. This ASU will be effective for the Company on January 1, 2018, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2016-13 —"Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 will be effective for the Company on January 1, 2020. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements.

FASB ASU No. 2016-09 — “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company as of January 1, 2017 and the Company does not expect a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2016-06 — Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is used to determine whether the embedded derivative should be separated from the host contract and accounted for separately as a derivative. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the pre-existing four-step decision sequence. This guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The adoption of this guidance is not expected to be material to the consolidated financial statements.

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

FASB ASU No. 2016-01 — “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2015-17 — “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” In November 2015, the FASB issued ASU 2015-17, as part of its simplification initiative. The ASU requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance.  ASU 2015-17 is effective for the Company beginning January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2015-16 — “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2015-05 — “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides a basis for evaluating whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. ASU 2015-05 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2015-02 — “Consolidation (Topic 810) – Amendments to the Consolidation Analysis.” ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, 2) Eliminate the presumption that a general partner should consolidate a limited partnership, 3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, 4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2A-7 of the Investment Company Act of 1940 for registered money market funds. ASU 2015-02 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2015-01— “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2014-12 — “Compensation-Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.  If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period.  The total amount of the compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved.  The adoption of this ASU was effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s consolidated financial statements.

FASB ASU No. 2014-09 — “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. Management is evaluating the effect that this guidance will have on the consolidated financial statements and related disclosures.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. EARNINGS PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2016		2015		2014
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income (loss)	$(972)		$15,439		$14,742

Basic:
Weighted average shares outstanding	36,677	$(0.03)	28,839	$0.54	22,625	$0.65

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	-		257		290
Total	36,677	$(0.03)	29,096	$0.53	22,915	$0.64

3. ACQUISITIONS

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

M&A and Acquisition Related Costs - The Company incurred $456 thousand and $4.9 million of pre-tax M&A and acquisition related costs during 2016 and 2015, respectively. The merger expenses are reflected on the Company's income statement for the applicable periods and are reported primarily in the categories of data processing, professional and regulatory fees, salaries and benefits, occupancy, software licenses and maintenance, marketing and other. Merger related costs incurred are presented in the table below by acquisition.

	2016	2015
	(Dollars in thousands)

Patriot Bancshares, Inc.	$405	$4,490
SP Bancorp, Inc.	51	386
Total	$456	$4,876

4. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amounts of $65.1 million and $70.0 million at December 31, 2016 and December 31, 2015, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	-	(1)	235
CRA qualified investment fund	11,183	-	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$90,032	$3	$(85)	$89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	129,752	1,137	(184)	130,705
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	51,569	74	(314)	51,329
Corporate debt securities	3,790	4	(1)	3,793
Obligations of municipal subdivisions	236	8	-	244
Total	$275,379	$1,226	$(584)	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$15,002	$320	$(143)	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	27,128	54	(365)	26,817
Total	$42,130	$374	$(508)	$41,996

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	December 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$42,074	$42,056	$-	$-
Due after one year through five years	79,986	79,605	-	-
Due after five years through ten years	236	235
	122,296	121,896	-	-

Mortgage-backed securities and collateralized mortgage obligations	142,255	141,810	35,505	34,844
CRA qualified investment fund	11,183	10,913	-	-
Total	$275,734	$274,619	$35,505	$34,844

There were no sales of securities during the year ended December 31, 2016.

Proceeds from sales of securities classified as available‑for‑sale of $109.4 million and $19.2 million were received during the years ended December 31, 2015 and 2014, respectively. Sales in 2015 included $76.5 million of the acquired securities from the Patriot acquisition and resulted in net gain of $195 thousand, which is comprised of $225 thousand in gross realized gains offset by $30 thousand in gross realized losses.

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

As of December 31, 2016, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more, likely than not, will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2016, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of December 31, 2016.

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	December 31, 2016
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$100,517	$(403)	$100,114	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	60,233	(405)	59,828	4,121	(25)	4,096
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	29,916	(492)	29,424	2,874	(71)	2,803
Corporate debt securities	1,785	(14)	1,771	-	-	-
Obligations of municipal subdivisions	236	(1)	235	-	-	-
CRA qualified investment fund	11,183	(270)	10,913	-	-	-
Total	$203,870	$(1,585)	$202,285	$6,995	$(96)	$6,899

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$8,551	$(234)	$8,317	$860	$(33)	$827
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	12,141	(191)	11,950	7,644	(345)	7,299
Total	$20,692	$(425)	$20,267	$8,504	$(378)	$8,126

	December 31, 2015
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$85,028	$(85)	$84,943	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	48,830	(184)	48,646	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	33,299	(314)	32,985	-	-	-
Corporate debt securities	2,009	(1)	2,008	-	-	-
Total	$169,166	$(584)	$168,582	$-	$-	$-

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$3,220	$(48)	$3,172	$2,571	$(95)	$2,476
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	9,945	(73)	9,872	12,871	(292)	12,579
Total	$13,165	$(121)	$13,044	$15,442	$(387)	$15,055

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The average loss on securities in an unrealized loss position was 1.04% and 0.55% of the amortized cost basis at December 31, 2016 and 2015, respectively. There were nine and six securities in an unrealized loss position of greater than 12 months at December 31, 2016 and 2015, respectively.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2016 or 2015.

Securities with an amortized cost of $12.2 million and $14.9 million and fair value of $12.2 million and $15.0 million were pledged and available to be sold under repurchase agreements at December 31, 2016 and December 31, 2015, respectively. Securities with an amortized cost of $73.0 million and $97.3 million and fair value of $72.6 million and $97.1 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at December 31, 2016 and 2015, respectively. Securities with an amortization cost and fair value of $1.3 million and $2.2 million at December 31, 2016 and 2015 were pledged to collateralize public deposits, respectively.  In addition, securities with an amortized cost of $5.2 million and $2.8 million and fair value of $5.2 million and $2.9 million were pledged as collateral for the Company’s derivative instruments at December 31, 2016 and December 31, 2015, respectively.

6. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	December 31, 2016

	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210
Commercial real estate	816,029	327,722	1,143,751
Construction, land & land development	179,999	69,705	249,704
Residential mortgage	127,445	117,746	245,191
Consumer and other	9,248	2,191	11,439
Total loans held for investment	$2,301,928	$796,292	$3,098,220

Total loans held for sale	$23,989	$-	$23,989

	December 31, 2015

	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$850,048	$356,404	$1,206,452
Real estate:
Owner occupied commercial real estate	188,908	164,981	353,889
Commercial real estate	521,887	382,228	904,115
Construction, land & land development	242,611	116,202	358,813
Residential mortgage	120,260	173,223	293,483
Consumer and other	9,843	4,074	13,917
Total loans held for investment	$1,933,557	$1,197,112	$3,130,669

Total loans held for sale	$384	$-	$384

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

Included in the loans held for investment balance was $17.4 million and $19.8 million of net deferred loan origination fees and unamortized premium and discount at December 31, 2016 and 2015, respectively. Also included in loans at December 31, 2016 and 2015, respectively was $3.0 million and $13.4 million in nonaccretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.4 million and $7.3 million at December 31, 2016 and 2015, respectively. Consumer and other loans include overdrafts of $73 thousand and $560 thousand as of December 31, 2016 and 2015, respectively.

The loan portfolio consists of various types of loans made to borrowers principally located in the Houston and Dallas metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions.  The risks created by this geographic concentration and our exposure to energy-related borrowers have been considered by management in the determination of the adequacy of the allowance for loan losses.

Reserved-based energy loans outstanding represented approximately 0.5% and 4.2% of total funded loans as of December 31, 2016 and 2015, respectively.  Energy-related service industry loans represented approximately 2.6% and 5.2% of total funded loans as of December 31, 2016 and 2015, respectively.  As of December 31, 2016, $31.0 million of reserved-based energy loans and $14.0 million of energy-related service industry loans were impaired.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSAs.  The Company does not have any significant concentration to any one industry or customer. As of December 31, 2016 and 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	December 31, 2016
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$431,155	$555,549	$67,221	$1,053,925
Real estate:
Owner occupied commercial real estate	44,241	157,740	192,229	394,210
Commercial real estate	108,845	788,040	246,866	1,143,751
Construction, land & land development	85,730	123,449	40,525	249,704
Residential mortgage	26,003	56,448	162,740	245,191
Consumer and other	5,021	5,527	891	11,439

Total loans held for investment	$700,995	$1,686,753	$710,472	$3,098,220

Fixed rate	$68,341	$438,612	$123,714	$630,667
Floating rate	632,654	1,248,141	586,758	2,467,553

Total loans held for investment	$700,995	$1,686,753	$710,472	$3,098,220

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended December 31, 2016 and 2015 was as follows:

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2016	2015
	(Dollars in thousands)

Beginning balance	$9,741	$-
Additions (at Acquisition)	-	10,003
Advances	503	-
Repayments	(4,431)	(262)
Ending Balance	$5,813	$9,741

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all acquisitions at December 31, 2016 and 2015, was as follows:

	December 31,
	2016	2015
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$30,694	$60,554
Recorded investment	25,188	46,174
Discount, net	$5,506	$14,380

Other acquired loans:
Outstanding principal balance	775,709	1,162,068
Deferred fees, net	(174)	(162)
Recorded investment	771,104	1,150,938
Discount, net	$4,431	$10,968

Total acquired loans:
Outstanding principal balance	806,403	1,222,622
Deferred fees, net	(174)	(162)
Recorded investment	796,292	1,197,112
Discount, net	$9,937	$25,348

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Balance at beginning of period	$966	$685
Additions (at acquisition)	-	(71)
Reclassifications from nonaccretable discount	3,233	563
Accretion	(1,655)	(211)
Balance at period end	$2,544	$966

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	December 31, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,515	$1,106	$2,621	$36,331	$-	$865,379	$904,331
Real estate:
Owner occupied commercial real estate	1,941	-	1,941	-	-	262,935	264,876
Commercial real estate	1,612	-	1,612	2,059	-	812,358	816,029
Construction, land & land development	4,375	-	4,375	-	-	175,624	179,999
Residential mortgage	1,791	63	1,854	1,254	-	124,337	127,445
Consumer and other	139	-	139	119	-	8,990	9,248
Total originated loans	$11,373	$1,169	$12,542	$39,763	$-	$2,249,623	$2,301,928

Acquired Loans
Commercial & industrial	$2,854	$-	$2,854	$23,424	$4,506	$118,810	$149,594
Real estate:
Owner occupied commercial real estate	223	-	223	8,942	5,339	114,830	129,334
Commercial real estate	2,529	-	2,529	2,002	10,807	312,384	327,722
Construction, land & land development	488	-	488	978	1,819	66,420	69,705
Residential mortgage	2,768	-	2,768	1,692	2,717	110,569	117,746
Consumer and other	226	-	226	5	-	1,960	2,191
Total acquired loans	9,088	-	9,088	37,043	25,188	724,973	796,292
Total loans held for investment	$20,461	$1,169	$21,630	$76,806	$25,188	$2,974,596	$3,098,220

	December 31, 2015
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,064	$25	$2,089	$34,205	$-	$813,754	$850,048
Real estate:
Owner occupied commercial real estate	9,158	-	9,158	829	-	178,921	188,908
Commercial real estate	1,108	-	1,108	-	-	520,779	521,887
Construction, land & land development	181	-	181	472	-	241,958	242,611
Residential mortgage	890	-	890	197	-	119,173	120,260
Consumer and other	593	20	613	-	-	9,230	9,843
Total originated loans	$13,994	$45	$14,039	$35,703	$-	$1,883,815	$1,933,557

Acquired Loans
Commercial & industrial	$10,908	$-	$10,908	$420	$13,905	$331,171	$356,404
Real estate:
Owner occupied commercial real estate	741	-	741	-	7,149	157,091	164,981
Commercial real estate		-	-	1,590	12,288	368,350	382,228
Construction, land & land development	111	-	111	-	8,681	107,410	116,202
Residential mortgage	4,065	6	4,071	1,292	4,151	163,709	173,223
Consumer and other	52	1	53	-	-	4,021	4,074
Total acquired loans	15,877	7	15,884	3,302	46,174	1,131,752	1,197,112
Total loans held for investment	$29,871	$52	$29,923	$39,005	$46,174	$3,015,567	$3,130,669

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

	December 31, 2015
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$35,145	$2,396	$37,541
Accruing loans past due 90 days or more	45	7	52
Restructured loans - nonaccrual	558	906	1,464
Restructured loans - accruing	5,694	294	5,988
Total nonperforming loans	$41,442	$3,603	$45,045

Impaired loans of $76.8 million and $39.0 million at December 31, 2016 and 2015 respectively, have been categorized by management as nonaccrual loans. This increase was due primarily to migration to nonperforming loans in the acquired and energy portfolios. Interest foregone on nonaccrual loans for the years ended December 31, 2016, 2015, and 2014 was approximately $4.7 million, $806 thousand and $401 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on an analysis of impaired loans at December 31, 2016 and 2015, an allowance of $1.8 million and $14.8 million, respectively, was allocated to impaired loans. The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Year Ended December 31,
	December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$37,697	$336	$10,131	$27
Owner occupied commercial real estate	1,016	73	1,092	20
Commercial real estate	6,088	344	2,278	44
Construction, land & land development	153	180	568	15
Residential mortgage	629	9	601	233
Consumer and other	170	8	163	10
Total originated loans	$45,753	$950	$14,833	$349

Acquired Loans
Commercial & industrial	$12,463	$25	$445	$8
Owner occupied commercial real estate	2,459	-	-	-
Commercial real estate	1,704	42	903	-
Construction, land & land development	198	-	-	-
Residential mortgage	1,624	48	479	7
Consumer and other	5	0	1	-
Total acquired loans	$18,453	$115	$1,828	$15
Total	$64,206	$1,065	$16,661	$364

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$33,415	$33,671	$-
Commercial real estate	7,155	7,162	-
Residential mortgage	1,254	1,249	-
Consumer and other	96	96	-
Total with no related allowance recorded:	$41,920	$42,178	$-

With an allowance recorded:
Commercial & industrial	$2,992	$3,038	$394
Consumer and other	119	119	119
Total with an allowance recorded:	$3,111	$3,157	$513
Total originated loans	$45,031	$45,335	$513

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$32,922	$33,093	$-
Owner occupied commercial real estate	8,942	8,949	-
Commercial real estate	2,002	2,026	-
Construction, land & land development	978	991	-
Residential mortgage	1,692	1,694	-
Consumer and other	2	2	-
Total with no related allowance recorded:	$46,538	$46,755	$-

With an allowance recorded:
Commercial & industrial	$1,753	$1,774	$1,260
Consumer and other	2	3	2
Total with an allowance recorded:	$1,755	$1,777	$1,262
Total acquired loans	$48,293	$48,532	$1,262

Total:
Commercial & industrial	$71,082	$71,576	$1,654
Real estate	22,023	22,071	-
Consumer and other	219	220	121
Total	$93,324	$93,867	$1,775

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$1,898	$1,899	$-
Owner occupied commercial real estate	829	834	-
Commercial real estate	5,356	5,356	-
Construction, land & land development	268	268	-
Residential mortgage	183	183	-
Consumer and other	174	174	-
Total with no related allowance recorded:	$8,708	$8,714	$-

With an allowance recorded:
Commercial & industrial	$32,471	$32,510	$14,733
Construction, land & land development	204	204	92
Residential mortgage	14	15	14
Total with an allowance recorded:	$32,689	$32,729	$14,839
Total originated loans	$41,397	$41,443	$14,839

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$714	$714	$-
Commercial real estate	1,590	1,607	-
Residential mortgage	1,240	1,235	-
Total with no related allowance recorded:	$3,544	$3,556	$-

With an allowance recorded:
Residential mortgage	$52	$52	$1
Total with an allowance recorded:	$52	$52	$1
Total acquired loans	$3,596	$3,608	$1

Total:
Commercial & industrial	$35,083	$35,123	$14,733
Real estate	9,736	9,754	107
Consumer and other	174	174	-
Total	$44,993	$45,051	$14,840

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

Grade 8 (Substandard — Nonaccrual) — This category includes loans with the same basic characteristics as Grade 7 loans that also meet the Company’s criteria for nonaccrual status, but do not warrant a Grade 9 or Grade 10 classification.

Grade 9 (Doubtful/Exposure) — This category includes loans with all the Grade 7 or 8 characteristics but with weaknesses that make collection (or liquidation) highly questionable and improbable.

Grade 10 (Loss) — This category includes loans which are considered uncollectible, or of such little value that they should no longer be carried as an asset of the Company.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	December 31, 2016
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$818,352	$11,427	$24,133	$14,088	$34,520	$1,811	$-	$904,331
Owner Occupied Commercial Real Estate	247,868	13,169	513	3,326	-	-	-	264,876
Commercial Real Estate	716,744	35,812	55,230	6,184	2,059	-	-	816,029
Construction & Land Development	171,287	5,590	1,931	1,191	-	-	-	179,999
Residential Mortgage	118,042	6,079	573	1,497	1,254	-	-	127,445
Other Consumer	9,032	5	58	34	119	-	-	9,248
Total originated loans	$2,081,325	$72,082	$82,438	$26,320	$37,952	$1,811	$-	$2,301,928

Acquired Loans
Commercial & Industrial	$69,304	$2,982	$15,528	$33,850	$23,424	$-	$4,506	$149,594
Owner Occupied Commercial Real Estate	94,450	2,533	9,788	8,282	8,942	-	5,339	129,334
Commercial Real Estate	248,583	23,854	39,833	2,643	2,002	-	10,807	327,722
Construction & Land Development	49,849	12,859	2,577	1,623	978	-	1,819	69,705
Residential Mortgage	111,818	948	215	356	1,692	-	2,717	117,746
Other Consumer	1,972	-	214	-	5	-	-	2,191
Total acquired loans	$575,976	$43,176	$68,155	$46,754	$37,043	$-	$25,188	$796,292

Total loans	$2,657,301	$115,258	$150,593	$73,074	$74,995	$1,811	$25,188	$3,098,220

	December 31, 2015
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$715,287	$27,938	$26,745	$45,873	$26,856	$7,349	$-	$850,048
Owner Occupied Commercial Real Estate	182,873	737	3,742	727	829	-	-	188,908
Commercial Real Estate	470,838	26,627	7,655	16,767	-	-	-	521,887
Construction & Land Development	240,713	1,426	-	-	472	-	-	242,611
Residential Mortgage	119,153	-	882	28	197	-	-	120,260
Other Consumer	9,569	99	116	59	-	-	-	9,843
Total originated loans	$1,738,433	$56,827	$39,140	$63,454	$28,354	$7,349	$-	$1,933,557

Acquired Loans
Commercial & Industrial	$285,229	$20,146	$19,324	$17,380	$420	$-	$13,905	$356,404
Owner Occupied Commercial Real Estate	139,950	3,959	12,372	1,551	-	-	7,149	164,981
Commercial Real Estate	327,338	22,648	12,591	5,773	1,590	-	12,288	382,228
Construction & Land Development	92,556	13,677	1,288	-	-	-	8,681	116,202
Residential Mortgage	165,696	1,222	226	636	1,292	-	4,151	173,223
Other Consumer	3,674	400	-	-	-	-	-	4,074
Total acquired loans	$1,014,443	$62,052	$45,801	$25,340	$3,302	$-	$46,174	$1,197,112

Total loans	$2,752,876	$118,879	$84,941	$88,794	$31,656	$7,349	$46,174	$3,130,669

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Year Ended
	December 31, 2016			December 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of December 31, 2015
	(Dollars in thousands)

Commercial & industrial	8	$23,396	$21,272	6	$1,657	$862
Commercial real estate	-	-	-	1	5,417	5,356
Total	8	$23,396	$21,272	7	$7,074	$6,218

During the year ended December 31, 2016, the Company added $23.4 million in new troubled debt restructuring of which $21.3 million was still outstanding.  The decrease in outstanding balance was primarily due to payments received.  The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans.  Following the restructure, none were paid in full and none were charged off during the year.  Restructured loans are individually evaluated for impairment.  The allowance for loan losses included no specific reserves for restructured loans at December 31, 2016.

During the year ended December 31, 2015, the Company added $7.1 million in new troubled debt restructuring.  The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. Following the restructure, none were paid in full and $621 thousand defaulted on the modified terms and were charged off during the year.  Restructured loans are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $35 thousand related to one loan at December 31, 2015.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the years ended December 31, 2016 and 2015, and the balance of loans receivable by the method of impairment evaluation at December 31, 2016 and 2015 is as follows:

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$51,189	$(65,684)	$902	$9,491
Owner occupied commercial real estate	1,675	934	-	-	2,609
Commercial real estate	4,525	4,077	(26)	-	8,576
Construction, land & land development	2,337	(485)	-	-	1,852
Residential mortgage	815	271	-	48	1,134
Consumer and other	286	(5)	(110)	22	193
Total originated loans	$32,722	$55,981	$(65,820)	$972	$23,855

Acquired Loans
Commercial & industrial	$46	$3,816	$(2,700)	$98	$1,260
Owner occupied commercial real estate	4	1,384	(1,405)	17	-
Commercial real estate	166	737	(466)	-	437
Construction, land & land development	8	1,654	(1,631)	84	115
Residential mortgage	1	1,125	(548)	107	685
Consumer and other	-	3	(15)	24	12
Total acquired loans	$225	$8,719	$(6,765)	$330	$2,509
Total	$32,947	$64,700	$(72,585)	$1,302	$26,364

	Balance December 31, 2014	Provision	Charge-offs	Recoveries	Balance December 31, 2015
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$8,139	$14,164	$(1,311)	$2,092	$23,084
Owner occupied commercial real estate	969	706	-	-	1,675
Commercial real estate	2,777	1,673	-	75	4,525
Construction, land & land development	2,621	(284)	-	-	2,337
Residential mortgage	644	234	(63)	-	815
Consumer and other	264	131	(125)	16	286
Total originated loans	$15,414	$16,624	$(1,499)	$2,183	$32,722

Acquired Loans
Commercial & industrial	$6	$1,283	$(1,336)	$93	$46
Owner occupied commercial real estate	5	(1)	-	-	4
Commercial real estate	165	(1)	-	2	166
Construction, land & land development	12	(9)	-	5	8
Residential mortgage	1	(36)	-	36	1
Consumer and other	2	4	(21)	15	-
Total acquired loans	$191	$1,240	$(1,357)	$151	$225
Total	$15,605	$17,864	$(2,856)	$2,334	$32,947

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	December 31, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$867,924	$36,407	$-	$904,331	$9,097	$394	$-	$9,491
Owner occupied commercial real estate	264,876	-	-	264,876	2,609	-	-	2,609
Commercial real estate	808,874	7,155	-	816,029	8,576	-	-	8,576
Construction, land & land development	179,999	-	-	179,999	1,852	-	-	1,852
Residential mortgage	126,190	1,255	-	127,445	1,134	-	-	1,134
Consumer and other	9,034	214	-	9,248	74	119	-	193
Total originated loans	$2,256,897	$45,031	$-	$2,301,928	$23,342	$513	$-	$23,855

Acquired Loans
Commercial & industrial	$110,413	$34,675	$4,506	$149,594	$-	$1,260	$-	$1,260
Owner occupied commercial real estate	115,053	8,942	5,339	129,334	-	-	-	-
Commercial real estate	314,913	2,002	10,807	327,722	429	-	8	437
Construction, land & land development	66,908	978	1,819	69,705	14	-	101	115
Residential mortgage	113,338	1,691	2,717	117,746	672	-	13	685
Consumer and other	2,186	5	-	2,191	10	2	-	12
Total acquired loans	$722,811	$48,293	$25,188	$796,292	$1,125	$1,262	$122	$2,509
Total	$2,979,708	$93,324	$25,188	$3,098,220	$24,467	$1,775	$122	$26,364

	December 31, 2015
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$815,679	$34,369	$-	$850,048	$8,351	$14,733	$-	$23,084
Owner occupied commercial real estate	188,079	829	-	188,908	1,675	-	-	1,675
Commercial real estate	516,531	5,356	-	521,887	4,525	-	-	4,525
Construction, land & land development	242,139	472	-	242,611	2,245	92	-	2,337
Residential mortgage	120,063	197	-	120,260	801	14	-	815
Consumer and other	9,669	174	-	9,843	286		-	286
Total originated loans	$1,892,160	$41,397	$-	$1,933,557	$17,883	$14,839	$-	$32,722

Acquired Loans
Commercial & industrial	$341,785	$714	$13,905	$356,404	$1	$-	$45	$46
Owner occupied commercial real estate	157,832	-	7,149	164,981	2	-	2	4
Commercial real estate	368,350	1,590	12,288	382,228	12	-	154	166
Construction, land & land development	107,521	-	8,681	116,202	-	-	8	8
Residential mortgage	167,780	1,292	4,151	173,223	-	1	-	1
Consumer and other	4,074	-	-	4,074	-	-	-	-
Total acquired loans	$1,147,342	$3,596	$46,174	$1,197,112	$15	$1	$209	$225
Total	$3,039,502	$44,993	$46,174	$3,130,669	$17,898	$14,840	$209	$32,947

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREMISES AND EQUIPMENT

Premises and equipment as of dated indicated are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)

Land	$7,660	$7,660
Buildings and improvements	23,293	23,834
Furniture, fixtures and equipment	10,193	10,190
	41,146	41,684
Less accumulated depreciation	(15,472)	(13,948)
Total	$25,674	$27,736

Depreciation of premises and equipment totaled $2.4 million, $1.8 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

  9. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At December 31, 2016 and 2015, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2016.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2016 and 2015 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2014	$30,129	$4,148
Add - acquisition of Patriot	55,162	8,261
Less - amortization	-	(847)
Balance - December 31, 2015	$85,291	$11,562
Less - amortization	-	(1,587)
Balance - December 31, 2016	$85,291	$9,975

Amortization of core deposit intangibles was $1.6 million, $847 thousand and $303 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company initially records the total premium paid on acquisitions as goodwill.  After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet.  This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately two to seventeen years. The estimated future amortization expense for the core deposit intangibles remaining as of December 31, 2016 is as follows (dollars in thousands):

2017	$1,472
2018	1,196
2019	1,080
2020	992
2021	905
Thereafter	4,330
Total	$9,975

10. DEPOSITS

Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)

2017	$863,876	$776,368
2018	263,958	323,832
2019	156,824	132,087
2020	67,739	62,288
2021	13,052	58,189
Total	$1,365,449	$1,352,764

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2016 and 2015 were $490.7 million and $532.6 million.

The Company had $97.9 million and $93.6 million in brokered time deposits, at December 31, 2016 and 2015, respectively.  Brokered deposits represented 2.9% and 3.0% of total deposits at December 31, 2016 and 2015, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$223,265
Repurchase agreements	3,493	3,073
Total	$153,493	$226,338

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2016 and 2015, borrowing capacity of $608.8 million and $355.1 million, respectively, was available under this arrangement and $150.0 million and $223.3 million, respectively, was outstanding with an average interest rate of 0.59% and 0.46% respectively. The Company’s FHLB advances at December 31, 2016 mature within two years.  The Company’s FHLB advances at December 31, 2015 mature within eight years. These borrowings are collateralized by a blanket lien on certain real estate loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At December 31, 2016 and 2015, $330.0 million and $243.9 million, respectively, were available under this arrangement and no borrowings were outstanding. The available capacity increased due to changes in collateral margins for Dallas Fed discount window lending.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of December 31, 2016 and 2015, there were no federal funds purchased outstanding.

12. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at December 31, 2016, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

During the floating rate period from December 15, 2021, but excluding the maturity date or date of earlier redemption, the Notes will bear interest at a rate per annum equal to three-month LIBOR for the related interest period plus 6.685%, payable quarterly on each March 15, June 15, September 15 and December 15. The Notes are subordinated in right of payment to all of the Company's senior indebtedness and effectively subordinated to all existing and future debt and all other liabilities of the Company's subsidiary bank. The Company may elect to redeem the Notes (subject to regulatory approval), in whole or in part, on any early redemption date which is any interest payment date on or after December 15, 2021 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. Other than on an early redemption date, the Notes cannot be accelerated except in the event of bankruptcy or the occurrence of certain other events of bankruptcy, insolvency or reorganization. The sale of the Notes yielded net proceeds of approximately $33.9 million. The Company utilized $32.8 million of the proceeds to transfer several energy loans to the holding company to provide flexibility to resolve these loans.

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.1 million at December 31, 2016. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at December 31, 2016 is set forth in the table below:

	December 31,
	2016	2015

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$-
Less: unamortized debt issuance costs	(1,115)	-
Total subordinated notes	$33,885	$-

Subordinated Debentures Trust Preferred Securities — At December 31, 2016, the Company had outstanding $13.6 million in subordinated debentures net of $8.6 million purchase discount. On October 1. 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at December 31, 2016 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of December 31, 2016 was 0.998%
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

13. INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	December 31,
	2016	2015	2014
	(Dollars in thousands)

Current income tax provision	$(8,763)	$13,723	$7,970
Deferred income tax expense (benefit)	8,361	(3,409)	395
Total income tax provision	$(402)	$10,314	$8,365

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations for the years ended December 31, 2016, 2015 and 2014, as follows:

	December 31,
	2016	2015	2014
	(Dollars in thousands)

Taxes calculated at statutory rate	$(481)	$9,014	$8,087
Increase (decrease) resulting from:
State tax expense, net of federal effect	386	196	209
Non-deductible expenses	51	45	35
Non-deductible dues	35	31	34
Bank-owned life insurance income	(326)	(141)	-
Incentive stock option compensation expense	(16)	-	-
Tax exempt interest income	(17)	-	-
Non-deductible M&A and acquisition related costs	-	857	-
Other, net	(34)	312	-
Income tax provision—as reported	$(402)	$10,314	$8,365

Significant deferred tax assets and liabilities at the dates indicated were as follows:

	December 31,
	2016	2015
	(Dollars in thousands)

Deferred tax assets:
Allowance for credit losses	$9,233	$11,531
Acquired loan valuation allowance	3,493	8,883
Net operating loss carryforward	1,755	1,755
Nonqualified stock options	1,561	1,464
Real estate acquired by foreclosure write-downs	1,432	2,695
Acquired deposit valuation allowance	804	1,631
Unrealized loss on available-for-sale securities	390	-
Pre-opening expenses	120	144
Other	1,661	1,031
Total deferred tax assets	20,449	29,134
Deferred tax liabilities:
Goodwill and core deposit intangibles	4,337	4,532
Acquired subordinated debentures valuation allowance	2,996	3,143
Acquired investments valuation allowance	688	688
Deferred loan costs	674	603
Depreciable assets	392	381
Unrealized gain on available-for-sale securities	-	225
Other	96	52
Total deferred tax liabilities	9,183	9,624
Net deferred tax asset	$11,266	$19,510

Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.  The deferred tax asset is evaluated by management on an ongoing basis to determine if a valuation allowance is required. Assessing the need for a valuation allowance requires that management evaluate all evidence, both negative and positive, to determine whether a valuation allowance is needed. Based on management’s analysis of the evidence, no valuation allowance was required to be recorded against the net deferred tax asset of $11.3 million at December 31, 2016. The deferred tax assets are primarily supported by future reversals of existing timing differences and the generation of future taxable income.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net operating loss carryforwards for federal income tax purposes were $5.0 million and $5.0 million at December 31, 2016 and 2015, respectively. The carryforwards expire beginning in 2032.

In connection with the Patriot acquisition completed in October 2015, the Company recognized a $1.6 million liability for an uncertain tax position for the year ended December 31, 2015.  The full $1.6 million would, if recognized, affect the effective tax rate.  The uncertain tax position as of the dates indicated were as follows:

	2016	2015	2014
	(Dollars in thousands)

Unrecognized tax benefits - January 1	$1,625	$-	$-
Gross increases - tax positions in current period	-	1,625	-
Unrecognized tax benefits - December 31	$1,625	$1,625	$-

The Company files income tax returns in the U.S. federal jurisdiction and the Texas, Kentucky and California state jurisdictions. Other than described above, as of December 31, 2016 and 2015, the Company had identified no unrecognized tax benefits related to returns with open periods subject to examination. The periods subject to examination for the Company’s federal return are the 2013 through 2016 tax years. The Company has assumed net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years.  The Company is subject to examination from 2012 forward for state income tax returns. The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2016 and 2015, the Company had no accrued interest or penalties.

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

Stock Options. At December 31, 2016 and 2015, there were 389,500 and 173,500 time based options outstanding under the 2014 Plan, respectively.  The Company has two additional stock options plans, both of which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At December 31, 2016 there were 377,015 time-based options, 1,020,242 performance options and 316,550 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2015 there were 381,071 time-based options, 1,223,234 performance options and 375,529 super-performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At December 31, 2016 and 2015 there were 127,500 and 292,757 options outstanding under the 2006 Option Plan, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the 2006 Option Plan, the Company’s Board of Directors adopted the Redstone Bank 2004 Stock Option Plan (the “Redstone Option Plan”) and froze the plan to further issuance, following the Company’s acquisition of Redstone Bank. At the time of adoption, all options to acquire stock of Redstone Bank were converted to options to acquire stock of the Company and adjusted in terms of number and exercise price based on the terms of the merger agreement. All options issued under the Redstone Option Plan are fully vested as a result of the 2006 change of control event. At December 31, 2016, there were no options outstanding under the Redstone Option plan.   At December 31, 2015, there were 234,573 options outstanding under the Redstone Option Plan.

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

The fair value of time‑based options granted during 2016 and 2015 was estimated using the following assumptions:

	2016	2015

Expected term (years)	6.5	6.5
Risk-free interest rate	1.33% - 1.84%	1.66% - 2.06%
Expected volatility	36.02 - 36.84%	55%
Dividend yield	-%	-%

A summary of changes in outstanding time‑based stock options as of December 31, 2016 and 2015, is as follows:

	Number of Options	Weighted- Average Exercise Price	Average Remaining Contractual Term (In Years)

Shares under option—December 31, 2015	1,081,901	$9.82	3.9
Shares granted	237,500	9.51
Shares forfeited or expired	(111,926)	10.33
Shares exercised	(313,460)	9.72
Shares under option—December 31, 2016	894,015	9.66	5.9
Shares exercisable—December 31, 2016	493,241	8.79	3.3

Shares under option—December 31, 2014	1,096,774	$9.28	3.7
Shares granted	162,500	12.65
Shares forfeited or expired	(7,267)	9.54
Shares exercised	(170,106)	9.02
Shares under option—December 31, 2015	1,081,901	9.82	3.9
Shares exercisable—December 31, 2015	872,641	9.18	2.6

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested time‑based options as of December 31, 2016 and 2015, is presented below:

	Number of Options	Average Grant-Date Fair Value

Nonvested options—December 31, 2015	209,260	$6.21
Shares granted	237,500	3.65
Shares forfeited	(21,500)	6.36
Shares vested	(24,486)	3.35
Nonvested options—December 31, 2016	400,774	$4.86

Nonvested options—December 31, 2014	76,031	$3.29
Shares granted	162,500	6.89
Shares forfeited	(7,267)	2.84
Shares vested	(22,004)	2.32
Nonvested options—December 31, 2015	209,260	$6.21

As of December 31, 2016 and 2015, there was $1.6 million and $994 thousand, respectively, of total unrecognized compensation expense related to nonvested share‑based compensation arrangements. That cost is expected to be recognized over a weighted‑average period of 3.10 years. The total fair value of shares vested during the years ended December 31, 2016 and 2015, was $82 thousand and $22 thousand, respectively.

Total stock‑based compensation expense that was charged against income was $1.6 million, $707 thousand and $204 thousand for 2016, 2015 and 2014, respectively. The total income tax benefit recognized in the statements of operations for share‑based compensation arrangements was $555 thousand, $247 thousand and $71 thousand for 2016, 2015 and 2014, respectively.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At December 31, 2016 and 2015 there were 288,500 and 292,500 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $787 thousand and $800 thousand in the year ended December 31, 2016 and 2015, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of December 31, 2016 and 2015, there were 93,000 and 103,000 units outstanding under the SAR Plan, respectively.

Stock based compensation expense of $335 thousand was recorded during the year ended December 31, 2016 to reflect the fair value of the SARs.  A reversal of stock based compensation expense of $218 thousand was recorded during the year ended December 31, 2015 to reflect the fair value of the SARs.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the years ended December 31, 2016, 2015 and 2014, were $1.3 million, $1.0 million and $798 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, FHLB advances, subordinated debentures and subordinated notes, and operating leases, as of the date indicated are as follows:

	December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$863,876	$420,642	$80,931	$-	$1,365,449
Federal Home Loan Bank advances	100,865	50,096	-	-	150,961
Subordinated debentures and subordinated notes	3,783	3,593	10,647	80,108	98,131
Operating leases	2,299	3,460	2,336	3,728	11,823
Total	$970,823	$477,791	$93,914	$83,836	$1,626,364

Payments for the FHLB advances includes interest of $961 thousand that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $41.0 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at December 31, 2016.  Payments related to leases are based on actual payments specified in underlying contracts.

Leases — A summary as of December 31, 2016, of the Company’s noncancelable future operating lease commitments is as follows (in thousands):

2017	$2,299
2018	1,859
2019	1,601
2020	1,237
2021	1,099
Thereafter	3,728
Total	$11,823

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.3 million, $1.9 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the various financial instruments outstanding as of the date set forth:

	December 31, 2016
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$351,905	$194,919	$84,715	$58,852	$690,391
Standby and commercial letters of credit	8,164	2,116	163	800	11,243
Total	$360,069	$197,035	$84,878	$59,652	$701,634

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

16. DERIVATIVE FINANCIAL INSTRUMENTS

In order to accommodate the borrowing needs of certain commercial customers, the Company entered into interest rate swap or cap agreements with those customers. These interest rate derivative contracts effectively allow our customers to convert a variable rate loan to a fixed rate. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap or cap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The fair value amounts are included in other assets and other liabilities.

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	December 31, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$609

Correspondent interest rate swap:
pay fixed/receive floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$(691)

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$1,528

Correspondent interest rate swap:
pay fixed/receive floating	$115,459	3.99% - 5.99%	LIBOR 1 month + 2.5% - 4.50%	Wtd. Avg. 3.1 years	$(1,612)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet (included in other assets and other liabilities). The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	December 31, 2016			December 31, 2015
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)

Non-hedging interest rate derivatives:
Financial institution counterparty:
Interest rate swap	$185,637	$698	$1,389	$115,459	$-	$1,612
Interest rate cap	16,482	5	-	16,929	25	-
Commercial customer counterparty:
Interest rate swap	185,637	1,307	698	115,459	1,528	-
Interest rate cap	16,482	-	5	16,929	-	25
Total derivatives		$2,010	$2,092		$1,553	$1,637

The strike rate for the outstanding caps was 6.00% at both December 31, 2016 and 2015.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of CET 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2016 and 2015. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$384,737	10.9%	$282,733	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,482	10.0	212,050	6.0	N/A	N/A
Common equity tier 1 capital	338,961	9.6	159,037	4.5	N/A	N/A
Tier I capital (to average assets)	351,482	9.6	146,765	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$376,453	10.7%	$282,725	8.0%	$353,406	10.0%
Tier 1 capital (to risk weighted assets)	343,199	9.7	212,044	6.0	282,725	8.0
Common equity tier 1 capital	343,199	9.7	159,033	4.5	229,714	6.5
Tier I capital (to average assets)	343,199	9.4	146,689	4.0	183,361	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended December 31, 2016 and 2015.

The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. Federal law currently imposes limitations upon certain capital distributions by national banks, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash‑out merger and other distributions charged against capital. The Federal Reserve and the OCC regulate all capital distributions by the Bank directly or indirectly to the Company, including dividend payments. For example, under applicable regulations, the Bank must file an application for OCC approval of a capital distribution if the total capital distributions for the applicable calendar year exceed the sum of the Bank’s net income for that year to date plus the Bank’s retained net income for the preceding two years. Additionally, the Bank may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk‑based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OCC notified the Bank that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, an insured depository institution such as the Bank is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by the Bank also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. In addition, the Bank may become subject to supervisory limits on its ability to declare or pay a dividend or reduce its capital unless certain conditions are satisfied.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$112,881	$161,738	$-	$274,619
Correspondent interest rate swaps	-	698	-	698
Customer interest rate swaps	-	1,307	-	1,307
Correspondent interest rate caps	-	5	-	5

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,389	$-	$1,389
Customer interest rate swaps	-	698	-
Customer interest rate caps	-	5	-	5

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$74,974	$201,047	$-	$276,021
Customer interest rate swaps	-	1,528	-	1,528
Correspondent interest rate caps	-	25	-	25

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,612	$-	$1,612
Customer interest rate caps	-	25	-	25

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	December 31, 2016
	Level 3	Total	Losses for the Year Ended December 31, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$23,613	$23,613	$21,886
Other real estate owned	1,721	1,721	1,016

	December 31, 2015
	Level 3	Total	Losses for the Year Ended December 31, 2015
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$32,988	$32,988	$14,581
Real estate acquired by foreclosure	1,665	1,665	155

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

Real Estate Acquired by Foreclosure — Real estate acquired by foreclosure is adjusted to fair value less estimated costs to sell at the time of foreclosure. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is generally based upon market prices or appraised values of the property, which may be discounted based on internal criteria and accordingly, the Company classifies real estate acquired by foreclosure as Level 3.

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

Subordinated debentures and subordinated notes—The fair value of the subordinated debentures and subordinated notes was calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures. Subordinated debentures and subordinated notes fair value measurements utilize Level 2 inputs.

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

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at the date indicated:

	Fair Value at 12/31/2016	Valuation Technique	Unobservable Input	Range (1) (Weighted Average)
	(Dollars in thousands)

Loans held for investment	$3,128,966	Discounted cash flow	Prepayment Speed	0% to 99.50% (28.59%)
			Discount Rates	0.17% - 11.36% (4.04%)

Real estate acquired by foreclosure	5,220	Appraisal	Adjustments for comparable properties	8.00% - 22.00% (14.18%)
(1)	Represents range of factors applied to determine fair value.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$389,007	$389,007	$-	$-	$389,007
Available-for-sale securities	274,619	112,881	161,738	-	274,619
Held-to-maturity securities	35,505	-	34,845	-	34,845
Other securities	17,983	17,983	-	-	17,983
Loans held for sale	23,989	24,144	-	-	24,144
Loans held for investment	3,098,220	-	-	3,128,966	3,128,966
Real estate acquired by foreclosure	5,220	-	-	5,220	5,220
Total	$3,844,543	$544,015	$196,583	$3,134,186	$3,874,784

Financial Liabilities:
Deposits	$3,374,700	$-	$3,375,047	$-	$3,375,047
Securities sold under agreements to repurchase	3,493	-	3,493	-	3,493
Other borrowed funds	150,000	-	148,921	-	148,921
Subordinated debentures	47,492	-	47,492	-	47,492
Total	$3,575,685	$-	$3,574,953	$-	$3,574,953

	December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$124,906	$124,906	$-	$-	$124,906
Available-for-sale securities	276,021	74,974	201,047	-	276,021
Held-to-maturity securities	42,130	-	41,996	-	41,996
Other securities	20,320	20,320	-	-	20,320
Loans held for sale	384	384	-	-	384
Loans held for investment	3,130,669	-	-	3,147,615	3,147,615
Real estate acquired by foreclosure	12,122	-	-	12,122	12,122
Total	$3,606,552	$220,584	$243,043	$3,159,737	$3,623,364

Financial Liabilities:
Deposits	$3,100,748	$-	$3,100,748	$-	$3,100,748
Securities sold under agreements to repurchase	3,073	-	3,073	-	3,073
Other borrowed funds	223,265	-	221,104	-	221,104
Subordinated debentures	13,187	-	13,187	-	13,187
Total	$3,340,273	$-	$3,338,112	$-	$3,338,112

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

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2016	2015

ASSETS
CASH AND DUE FROM BANKS	$4,534	$3,911
INTEREST-BEARING DEPOSITS IN FINANCIAL INSTITUTIONS	6,461	6,411
Cash and cash equivalents	10,995	10,322
DEFERRED TAX ASSET, Net	-	-
INVESTMENT IN GREEN BANK, N.A.	422,802	420,966
INVESTMENT IN PATRIOT BANCSHARES CAPITAL TRUST I AND II	666	666
LOANS HELD FOR SALE	6,598	-
LOANS HELD FOR INVESTMENT	26,221	-
GOODWILL	12,673	12,673
OTHER ASSETS	1,277	1,236
TOTAL	$481,232	$445,863

LIABILITIES AND SHAREHOLDERS’ EQUITY
SUBORDINATED DEBENTURES	47,492	13,187
DEFERRED TAX LIABILITY, Net	2,907	3,037
LIABILITIES—Other liabilities	$351	$237
Total liabilities	50,750	16,461
SHAREHOLDERS’ EQUITY:
Common stock	372	368
Capital surplus	382,961	378,518
Retained earnings	49,127	50,099
Accumulated other comprehensive income, net	(725)	417
Less treasury shares, at cost	(1,253)	-
Total shareholders’ equity	430,482	429,402
TOTAL	$481,232	$445,863

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENT OF OPERATIONS

(Dollars in thousands)

	For the Years ended December 31,
	2016	2015	2014

INCOME—Interest income	$67	$39	$26
Total income	67	39	26
EXPENSE—Subordinated debentures	1,182	227	-
General and administrative	2,806	3,293	1,894
Total expense	3,988	3,520	1,894
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY AND INCOME TAXES	(3,921)	(3,481)	(1,868)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY, NET OF TAX	1,577	17,995	15,957
INCOME (LOSS) BEFORE INCOME TAXES	(2,344)	14,514	14,089
BENEFIT FOR INCOME TAXES	1,372	925	654
NET INCOME (LOSS)	$(972)	$15,439	$14,743

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Years ended December 31,
	2016	2015	2014

NET INCOME (LOSS)	$(972)	$15,439	$14,743
OTHER COMPREHENSIVE INCOME BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(1,757)	(992)	1,830
Total other comprehensive income	(1,757)	(992)	1,830
DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(615)	(347)	641
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,142)	(645)	1,189
COMPREHENSIVE INCOME (LOSS)	$(2,114)	$14,794	$15,932

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Years ended December 31,
	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(972)	$15,439	$14,743
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed earnings of subsidiary	(1,577)	(17,995)	(15,957)
Amortization of debt valuation allowance	420	105	-
Amortization of issuance costs for subordinated notes	9	-	-
Deferred income tax (expense) benefit	(130)	(18)	17
Increase in other assets, net	(41)	(295)	(332)
Increase in other liabilities, net	114	146	34
Net cash used by operating activities	(2,177)	(2,618)	(1,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans from subsidiary	(32,819)	-	-
Capital contributed to subsidiary	-	-	(67,508)
Net cash and cash equivalents paid in connection with acquisitions	-	2,740	-
Net cash (used by) provided by investing activities	(32,819)	2,740	(67,508)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of subordinated notes, net	33,876	-	-
Common stock issued in connection with the exercise of stock options	3,046	1,534	125
Purchase of treasury stock	(1,253)	-	-
Proceeds from issuance of common stock, net of issuance expenses	-	-	72,591
Net cash provided by financing activities	35,669	1,534	72,716
NET INCREASE IN CASH AND CASH EQUIVALENTS	673	1,656	3,713
CASH AND CASH EQUIVALENTS:
Beginning of year	10,322	8,666	4,953
End of year	$10,995	$10,322	$8,666

******

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: March 21, 2017	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: March 21, 2017	/s/ Elizabeth Vandervoort
Elizabeth Vandervoort
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

Name		Title	Date

* Manuel J. Mehos		Chairman and Chief Executive Officer (Principal Executive Officer)	March 21, 2017

/s/ Elizabeth Vandervoort Elizabeth Vandervoort		Interim Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 21, 2017

* Stephen Eisenstein		Director	March 21, 2017

* William Don Ellis		Director	March 21, 2017

* Steven D. Lerner		Director	March 21, 2017

* Scott Schaen		Director	March 21, 2017

* Cas A. Schneller		Director	March 21, 2017

* Stefanie L. Shelley		Director	March 21, 2017

* Alan M. Silberstein		Director	March 21, 2017

* Robert B.B. Smith		Director	March 21, 2017

*By:	/s/ Elizabeth Vandervoort Elizabeth Vandervoort Attorney‑in‑Fact