Form 10-K/A
period 2016-12-31
Green Bancorp, Inc.
filed 2017-04-14
CIK 1606363

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

Documents Incorporated by Reference:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Green Bancorp, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2016 originally filed on March 22, 2017 (“Original Filing”). This Amendment No. 1 is being filed for the sole purposes of amending the exhibit list and including Exhibit 10.1c, the Executive Employment Agreement among the Company, Green Bank, N.A. and Donald S. Perschbacher, which was inadvertently omitted from the Original Filing due to administrative error.

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

Green Bancorp, Inc. (Registrant)

Date: April 14, 2017	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: April 14, 2017	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer

Table of Contents

INDEX TO EXHIBITS

The following exhibits are filed as exhibits hereto:

Description of Exhibit
2.1

Merger Agreement, dated June 28, 2006, by and between Redstone Bank, National Association and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))†

2.2

Purchase and Assumption Agreement, dated March 14, 2010, by and between OneWest Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))†

2.3

Purchase and Assumption Agreement, dated June 17, 2011, by and between Main Street Bank and Green Bank, N.A. (incorporated herein by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))†

2.4

Merger Agreement, dated March 14, 2012, by and among Opportunity Merger Sub Corp., Opportunity Bancshares, Inc. and Green Bancorp. Inc. (incorporated herein by reference to Exhibit 2.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))†

2.5

Agreement and Plan of Merger, dated May 5, 2014, by and among SP Bancorp, Inc., Searchlight Merger Sub Corp. and Green Bancorp, Inc. (incorporated herein by reference to Exhibit 2.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))†

2.6

Agreement and Plan of Merger, dated as of May 27, 2015, among Green Bancorp, Inc., Panther Merger Sub Corp. and Patriot Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Green Bancorp’s Current Report on Form 8-K filed on May 28, 2015)†

3.1

Form of Amended and Restated Certificate of Formation of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))

3.2	Form of Amended and Restated Bylaws of Green Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))
4.1

Indenture, dated as of December 8, 2016, between Green Bancorp, Inc., as issuer, and Wilmington Trust, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

4.2	Form of 8.50% Fixed-to-Floating Rate Subordinated Note due 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 8, 2016)
10.1a

Executive Employment Agreement, dated April 9, 2010, among Green Bancorp, Inc., Green Bank, N.A. and Manuel J. Mehos (incorporated herein by reference to Exhibit 10.1a to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

10.1b

Executive Employment Agreement, dated April 9, 2010, among Green Bancorp, Inc., Green Bank, N.A. and Geoffrey D. Greenwade (incorporated herein by reference to Exhibit 10.1c to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

10.1c*	Executive Employment Agreement, effective as of March 26, 2012, among Green Bancorp, Inc., Green Bank, N.A. and Donald S. Perschbacher
10.2a

Green Bancorp, Inc. 2006 Stock Option Plan (including form of option agreement) (incorporated herein by reference to Exhibit 10.2b to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

10.2b

Green Bancorp, Inc. 2010 Stock Option Plan, as amended (including form of option agreement) (incorporated herein by reference to Exhibit 10.2c to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

10.2c

Green Bancorp, Inc. Stock Appreciation Rights Plan (including form of award agreement) (incorporated herein by reference to Exhibit 10.2d to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

Table of Contents

10.2d	Green Bancorp, Inc. 2013 Executive Incentive Program (incorporated herein by reference to Exhibit 10.2e to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))
10.2e	Green Bancorp, Inc. 2014 Omnibus Incentive Plan(incorporated herein by reference to Exhibit 10.2f to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))
10.2f

Form of Green Bancorp, Inc. 2014 Omnibus Equity Incentive Plan Restricted Stock Unit Award Grant Notice and Award Agreement (incorporated herein by reference to Exhibit 10.2g to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))

10.3	Form of Director and Executive Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))
10.4

Registration Rights Agreement, dated June 30, 2010, by and among Green Bancorp, Inc. and the shareholders named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

10.5	Form of Director Nomination Agreement (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))
10.6	Green Bancorp, Inc. Change in Control Severance Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))
10.7

Registration Rights Agreement relating to the 8.50% Fixed-to-Floating Rate Subordinated Note due 2026, dated as of December 8, 2016, among Green Bancorp, Inc. and the purchasers of the Notes (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2016)

21.1#	Subsidiaries of Green Bancorp, Inc.
23.1#	Consent of Deloitte & Touche LLP
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2*	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1#	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
32.2#	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202
101#	Interactive Financial Data

*Filed with this Annual Report on Form 10-K/A.

†The schedules and/or exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of

Regulation S‑K.  The registrant will furnish copies of such schedules and/or exhibits to the SEC upon request.

#  Previously filed or furnished, as applicable, as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2017.