Form 10-Q
period 2017-03-31
Green Bancorp, Inc.
filed 2017-05-10
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐ Emerging growth company ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐No ☒

As of May 8, 2017, there were 37,192,749 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

GREEN BANCORP, INC. AND SUBSIDIARIES

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

Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2016 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$25,080	$18,351
Fed funds sold	55	63
Interest bearing deposits in financial institutions	230,446	370,593
Total cash and cash equivalents	255,581	389,007

Available-for-sale securities, at fair value	555,632	274,619
Held-to-maturity securities, at amortized cost (fair value of $33,246 and $34,844, respectively)	33,836	35,505
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	10,968	10,954
Federal Home Loan Bank of Dallas stock	7,423	7,029
Total securities and other investments	608,525	328,773

Loans held for sale	17,350	23,989
Loans held for investment	3,012,275	3,098,220
Allowance for loan losses	(31,936)	(26,364)
Loans, net	2,997,689	3,095,845

Premises and equipment, net	30,604	25,674
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	9,595	9,975
Accrued interest receivable	8,947	8,011
Deferred tax asset, net	13,253	11,266
Real estate acquired by foreclosure	1,356	5,220
Bank owned life insurance	34,605	34,385
Other assets	26,554	31,375
TOTAL ASSETS	$4,072,000	$4,024,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$705,480	$650,064
Interest-bearing transaction and savings	1,404,988	1,359,187
Certificates and other time deposits	1,305,670	1,365,449
Total deposits	3,416,138	3,374,700

Securities sold under agreements to repurchase	4,316	3,493
Other borrowed funds	150,000	150,000
Subordinated debentures and subordinated notes	47,304	47,492
Accrued interest payable	2,727	2,387
Other liabilities	14,227	16,268
Total liabilities	3,634,712	3,594,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,192,749 and 37,165,674 shares issued at March 31, 2017 and December 31, 2016, respectively; 37,014,749 and 36,987,674 shares outstanding at March 31, 2017 and December 31, 2016, respectively	372	372
Capital surplus	383,579	382,961
Retained earnings	56,339	49,127
Accumulated other comprehensive income, net	(1,749)	(725)
Less treasury stock, at cost, 178,000 shares at both March 31, 2017 and December 31, 2016	(1,253)	(1,253)
Total shareholders’ equity	437,288	430,482
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,072,000	$4,024,822

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

INTEREST INCOME:
Loans, including fees	$36,371	$37,345
Securities	2,583	1,081
Other investments	188	173
Federal funds sold	1	1
Deposits in financial institutions	408	124
Total interest income	39,551	38,724

INTEREST EXPENSE:
Transaction and savings deposits	1,978	1,150
Certificates and other time deposits	3,607	2,763
Subordinated debentures and subordinated notes	1,041	237
Other borrowed funds	282	346
Total interest expense	6,908	4,496

NET INTEREST INCOME	32,643	34,228
PROVISION FOR LOAN LOSSES	6,145	16,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	26,498	18,228

NONINTEREST INCOME:
Customer service fees	2,266	1,404
Loan fees	834	699
Gain (loss) on sale of held-for-sale loans, net	(138)	41
Gain on sale of guaranteed portion of loans, net	1,927	1,138
Other	606	873
Total noninterest income	5,495	4,155

NONINTEREST EXPENSE:
Salaries and employee benefits	12,406	11,979
Occupancy	1,997	2,030
Professional and regulatory fees	2,397	1,922
Data processing	908	970
Software license and maintenance	489	476
Marketing	199	298
Loan related	600	243
Real estate acquired by foreclosure, net	292	300
Other	1,551	1,269
Total noninterest expense	20,839	19,487

INCOME BEFORE INCOME TAXES	11,154	2,896
PROVISION FOR INCOME TAXES	3,942	1,057
NET INCOME	$7,212	$1,839

EARNINGS PER SHARE:
Basic	$0.19	$0.05
Diluted	$0.19	$0.05

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

NET INCOME	$7,212	$1,839
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(1,575)	595
Total other comprehensive income (loss) before tax	(1,575)	595

DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	(551)	208
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(1,024)	387
COMPREHENSIVE INCOME	$6,188	$2,226

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2016	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net income	-	-	-	1,839	-	-	1,839
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $208 and reclassification adjustment	-	-	-	-	595	-	595
Purchase of treasury stock	-	-	-	-	-	(1,253)	(1,253)
Stock-based compensation expense	-	-	327	-	-	-	327
BALANCE — March 31, 2016	36,788	$368	$378,845	$51,938	$1,012	$(1,253)	$430,910

BALANCE — January 1, 2017	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	-	-	-	7,212	-	-	7,212
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $551 and reclassification adjustment	-	-	-	-	(1,024)	-	(1,024)
Issuance of common stock in connection with exercise of stock options	205	-	271	-	-	-	271
Stock-based compensation expense	-	-	347	-	-	-	347
BALANCE — March 31, 2017	37,193	$372	$383,579	$56,339	$(1,749)	$(1,253)	$437,288

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Quarter Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,212	$1,839
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	111	209
Accretion of loan discounts, net	(1,217)	(2,546)
Amortization of deposit premiums	(349)	(1,092)
Amortization of core deposit intangibles	380	402
Amortization and accretion of borrowing and debt valuation allowance, net	105	66
Amortization of issuance costs of subordinated notes	36	-
Provision for loan losses	6,145	16,000
Depreciation	533	641
Net loss on sale of real estate acquired by foreclosure	163	54
Net loss (gain) on sale of loans held for sale	138	(41)
Net gain on sale of guaranteed portion of loans	(1,927)	(1,138)
Originations of loans held-for-sale	-	(1,094)
Proceeds from sales of and principal collected on loans held-for-sale	10,761	1,519
Stock-based compensation expense	535	305
Deferred tax benefit	(1,987)	(2,475)
Decrease (increase) in accrued interest receivable and other assets, net	4,216	448
Increase (decrease) in accrued interest payable and other liabilities, net	(2,218)	(784)
Net cash provided by operating activities	22,637	12,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	15,765	13,931
Purchases of available-for-sale securities	(298,454)	-
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	1,659	2,088
Proceeds from sales of guaranteed portion of loans	21,959	12,644
Proceeds from sales of real estate acquired by foreclosure	3,701	3,258
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(394)	(39)
Purchases of Federal Reserve Bank stock	(14)	(3,719)
Net increase in loans held for investment	57,027	(56,127)
Investment in construction of premises and purchases of other fixed assets	(193)	(157)
Net cash used in investing activities	(198,944)	(28,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	41,787	(42,637)
Net decrease in securities sold under agreements to repurchase	823	471
Net proceeds (repayments) of other short-term borrowed funds	-	121,000
Repayment of other long-term borrowed funds	-	(15,258)
Proceeds from issuance of common stock due to exercise of stock options	271	-
Purchase of treasury stock	-	(1,253)
Net cash provided by financing activities	42,881	62,323

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(133,426)	$46,515

CASH AND CASH EQUIVALENTS:
Beginning of period	389,007	124,906
End of period	$255,581	$171,421

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$5,270	$420
Transfer of loans to held-for-sale	$4,260	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$6,880	$4,304
Income taxes paid	$-	$500

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$7,212		$1,839

Basic:
Weighted average shares outstanding	36,990	$0.19	36,706	$0.05

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	249		3
Total	37,238	$0.19	36,709	$0.05

On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of March  31, 2017, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.

3. RECENT ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

FASB ASU No. 2017-08 —  “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”    Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendments does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact of ASU 2017-08 on the Company’s financial statements.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

FASB ASU No. 2016-09 — “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for the Company beginning January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2016-06 — Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is used to determine whether the embedded derivative should be separated from the host contract and accounted for separately as a derivative. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing four-step decision sequence. This guidance was effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and did not have a material impact on the Company’s consolidated financial statements.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

FASB ASU No. 2015-17 — “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” In November 2015, the FASB issued ASU 2015-17, as part of its simplification initiative. The ASU requires entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as noncurrent in a classified balance sheet. It thus simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current or noncurrent in a classified balance sheet. Netting of DTAs and DTLs by tax jurisdiction is still required under the new guidance.  ASU 2015-17 was effective for the Company beginning January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

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

5. CASH AND CASH EQUIVALENTS

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amounts of $67.8 million and $65.1 million at March 31, 2017 and December 31, 2016, respectively, as a result of this requirement.

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$262,649	$17	$(589)	$262,077
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	239,892	471	(1,823)	238,540
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,519	-	(477)	40,042
Corporate debt securities	3,787	7	-	3,794
Obligations of municipal subdivisions	236	2	-	238
CRA qualified investment fund	11,240	-	(299)	10,941
Total	$558,323	$497	$(3,188)	$555,632

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$13,986	$120	$(246)	$13,860
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	19,850	1	(465)	19,386
Total	$33,836	$121	$(711)	$33,246

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	March 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$40,045	$40,009	$-	$-
Due after one year through five years	151,627	151,167	-	-
Due after five years through ten years	75,000	74,933	-	-
	266,672	266,109	-	-

Mortgage-backed securities and collateralized mortgage obligations	280,411	278,582	33,836	33,246
CRA qualified investment fund	11,240	10,941	-	-
Total	$558,323	$555,632	$33,836	$33,246

There were no sales of securities during the quarter ended March 31, 2017 or 2016.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

As of March 31, 2017, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2017, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of March 31, 2017.

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	March 31, 2017
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$217,111	$(589)	$216,522	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	199,338	(1,776)	197,562	5,692	(47)	5,645
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	28,027	(414)	27,613	2,760	(63)	2,697
Corporate debt securities	-	-	-	-	-	-
Obligations of municipal subdivisions	-	-	-	-	-	-
CRA qualified investment fund	11,240	(299)	10,941	-	-	-
Total	$455,716	$(3,078)	$452,638	$8,452	$(110)	$8,342

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$8,496	$(215)	$8,281	$853	$(31)	$822
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	11,315	(167)	11,148	7,285	(298)	6,987
Total	$19,811	$(382)	$19,429	$8,138	$(329)	$7,809

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

The average loss on securities in an unrealized loss position was 0.79% and 1.04% of the amortized cost basis at March 31, 2017 and December 31, 2016, respectively. There were ten and nine securities in an unrealized loss position of greater than 12 months at March 31, 2017 and December 31, 2016, respectively.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2017 or December 31, 2016.

Securities with an amortized cost of $11.6 million and $12.2 million and fair value of $11.6 million and $12.2 million were pledged and available to be sold under repurchase agreements at March 31, 2017 and December 31, 2016, respectively. Securities with an amortized cost of $83.0 million and $73.0 million and fair value of $82.6 million and $72.6 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at March 31, 2017 and December 31, 2016, respectively. Securities with an amortization cost and fair value of $1.3 million at December 31, 2016 were pledged to collateralize public deposits.  In addition, securities with an amortized cost of $4.8 million and $5.2 million and fair value of $4.8 million and $5.2 million were pledged as collateral for the Company’s derivative instruments at March 31, 2017 and December 31, 2016, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	March 31, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$889,848	$123,134	$1,012,982
Real estate:
Owner occupied commercial real estate	292,413	123,182	415,595
Commercial real estate	809,026	320,005	1,129,031
Construction, land & land development	151,114	50,832	201,946
Residential mortgage	130,799	111,040	241,839
Consumer and other	9,011	1,871	10,882
Total loans held for investment	$2,282,211	$730,064	$3,012,275

Total loans held for sale	$17,350	$-	$17,350

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210
Commercial real estate	816,029	327,722	1,143,751
Construction, land & land development	179,999	69,705	249,704
Residential mortgage	127,445	117,746	245,191
Consumer and other	9,248	2,191	11,439
Total loans held for investment	$2,301,928	$796,292	$3,098,220

Total loans held for sale	$23,989	$-	$23,989

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

Included in the loans held for investment balance was $16.4 million and $17.4 million of net deferred loan origination fees and unamortized premium and discount at March 31, 2017 and December 31, 2016, respectively. Also included in loans at March 31, 2017 and December 31, 2016 was $1.1 million and $3.0 million, respectively, in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.1 million and $7.4 million at March 31, 2017 and December 31, 2016, respectively. Consumer and other loans include overdrafts of $75 thousand and $73 thousand as of March 31, 2017 and December 31, 2016, respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Reserved-based energy loans held for investment represented approximately 0.5% of total funded loans as of March 31, 2017 and December 31, 2016. Energy-related service industry loans represented approximately 2.0% and 2.6% of total funded loans as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017, and December 31, 2016,  $14.1 million and $14.0 million of reserved-based energy loans and $35.6 million and $42.2 million of energy-related service industry loans were impaired, respectively.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSAs.  The Company does not have any significant concentration to any one industry or customer. As of March 31, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	March 31, 2017
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$400,304	$560,953	$51,725	$1,012,982
Real estate:
Owner occupied commercial real estate	45,086	154,424	216,085	415,595
Commercial real estate	116,160	780,531	232,340	1,129,031
Construction, land & land development	75,966	98,596	27,384	201,946
Residential mortgage	24,284	58,639	158,916	241,839
Consumer and Other	5,016	5,260	606	10,882

Total loans held for investment	$666,816	$1,658,403	$687,056	$3,012,275

Fixed rate	$75,518	$407,582	$117,013	$600,113
Floating rate	591,298	1,250,821	570,043	2,412,162

Total loans held for investment	$666,816	$1,658,403	$687,056	$3,012,275

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Beginning balance	$5,813	$9,741
Advances	-	503
Repayments	(114)	(4,431)
Ending Balance	$5,699	$5,813

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$26,005	$30,694
Recorded investment	22,476	25,188
Discount, net	$3,529	$5,506

Other acquired loans:
Outstanding principal balance	711,525	775,709
Deferred fees, net	(152)	(174)
Recorded investment	707,588	771,104
Discount, net	$3,785	$4,431

Total acquired loans:
Outstanding principal balance	737,530	806,403
Deferred fees, net	(152)	(174)
Recorded investment	730,064	796,292
Discount, net	$7,314	$9,937

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Quarter Ended March 31,
	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$2,544	$966
Reclassifications from non-accretable discount	263	-
Accretion	(403)	-
Balance at period end	$2,404	$966

Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications from non-accretable discount to accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	March 31, 2017
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,193	$1,506	$3,699	$40,263	$-	$845,886	$889,848
Real estate:
Owner occupied commercial real estate	534	915	1,449	-	-	290,964	292,413
Commercial real estate	1,612	396	2,008	2,021	-	804,997	809,026
Construction, land & land development	1,575	1,025	2,600	-	-	148,514	151,114
Residential mortgage	2,816	-	2,816	2,614	-	125,369	130,799
Consumer and other	44	-	44	119	-	8,848	9,011
Total originated loans	$8,774	$3,842	$12,616	$45,017	$-	$2,224,578	$2,282,211

Acquired Loans
Commercial & industrial	$5,401	$1,172	$6,573	$11,094	$3,805	$101,662	$123,134
Real estate:
Owner occupied commercial real estate	470	-	470	8,743	5,246	108,723	123,182
Commercial real estate	59	175	234	1,912	10,699	307,160	320,005
Construction, land & land development	884	311	1,195	1,336	18	48,283	50,832
Residential mortgage	1,846	-	1,846	1,296	2,708	105,190	111,040
Consumer and other	2	-	2	216	-	1,653	1,871
Total acquired loans	$8,662	$1,658	$10,320	$24,597	$22,476	$672,671	$730,064
Total loans held for investment	$17,436	$5,500	$22,936	$69,614	$22,476	$2,897,249	$3,012,275

	December 31, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,515	$1,106	$2,621	$36,331	$-	$865,379	$904,331
Real estate:
Owner occupied commercial real estate	1,941	-	1,941	-	-	262,935	264,876
Commercial real estate	1,612	-	1,612	2,059	-	812,358	816,029
Construction, land & land development	4,375	-	4,375	-	-	175,624	179,999
Residential mortgage	1,791	63	1,854	1,254	-	124,337	127,445
Consumer and other	139	-	139	119	-	8,990	9,248
Total originated loans	$11,373	$1,169	$12,542	$39,763	$-	$2,249,623	$2,301,928

Acquired Loans
Commercial & industrial	$2,854	$-	$2,854	$23,424	$4,506	$118,810	$149,594
Real estate:
Owner occupied commercial real estate	223	-	223	8,942	5,339	114,830	129,334
Commercial real estate	2,529	-	2,529	2,002	10,807	312,384	327,722
Construction, land & land development	488	-	488	978	1,819	66,420	69,705
Residential mortgage	2,768	-	2,768	1,692	2,717	110,569	117,746
Consumer and other	226	-	226	5	-	1,960	2,191
Total acquired loans	9,088	-	9,088	37,043	25,188	724,973	796,292
Total loans held for investment	$20,461	$1,169	$21,630	$76,806	$25,188	$2,974,596	$3,098,220

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	March 31, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$38,058	$21,280	$59,338
Accruing loans past due 90 days or more	3,842	1,658	5,500
Restructured loans - nonaccrual	6,959	3,317	10,276
Restructured loans - accruing	145	10,923	11,068
Total nonperforming loans	$49,004	$37,178	$86,182

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

Based on an analysis of impaired loans at March 31, 2017 and December 31, 2016, an allowance of $8.1 million and $1.8 million, respectively, was allocated to impaired loans. There was approximately $154 thousand and $91 thousand in interest recognized on impaired loans, for the three months ended March 31, 2017 and 2016, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

Impaired loans of $69.6 million and $76.8 million at March 31, 2017 and December 31, 2016 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended March 31, 2017 and 2016 was approximately $1.7 million and $890 thousand, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The following table presents, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$37,835	$8	$38,223	$7
Owner occupied commercial real estate	-	-	809	-
Commercial real estate	5,512	-	5,314	81
Construction, land & land development	-	-	463	-
Residential mortgage	2,658	6	377	-
Consumer and other	210	1	139	2
Total originated loans	$46,214	$15	$45,325	$90

Acquired Loans
Commercial & industrial	$29,324	$139	$706	$-
Owner occupied commercial real estate	8,873	-	434	-
Commercial real estate	1,972	-	1,590	-
Construction, land & land development	1,096	-	-	-
Residential mortgage	1,436	-	1,409	1
Consumer and other	74	-	-	-
Total acquired loans	$42,774	$139	$4,139	$1
Total	$88,988	$154	$49,464	$91

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$17,433	$17,601	$-
Commercial real estate	2,021	2,028	-
Residential mortgage	2,614	2,609	-
Consumer and other	89	89	-
Total with no related allowance recorded:	$22,157	$22,327	$-

With an allowance recorded:
Commercial & industrial	$22,886	$22,886	$6,114
Consumer and other	119	119	120
Total with an allowance recorded:	$23,005	$23,005	$6,234
Total originated loans	$45,162	$45,332	$6,234

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$17,559	$17,653	$-
Owner occupied commercial real estate	7,490	7,513	-
Commercial real estate	1,912	1,937	-
Construction, land & land development	1,336	1,349	-
Residential mortgage	1,296	1,298	-
Total with no related allowance recorded:	$29,593	$29,750	$-

With an allowance recorded:
Commercial & industrial	$4,458	$4,517	$586
Owner occupied commercial real estate	1,253	1,237	1,064
Consumer and other	216	210	208
Total with an allowance recorded:	$5,927	$5,964	$1,858
Total acquired loans	$35,520	$35,714	$1,858

Total:
Commercial & industrial	$62,336	$62,657	$6,700
Real estate	17,922	17,971	1,064
Consumer and other	424	418	328
Total	$80,682	$81,046	$8,092

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	March 31, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$772,640	$28,259	$26,645	$22,041	$38,294	$1,969	$-	$889,848
Owner Occupied Commercial Real Estate	273,067	4,975	10,656	3,715	-	-	-	292,413
Commercial Real Estate	712,740	45,483	40,944	7,838	2,021	-	-	809,026
Construction & Land Development	141,491	4,548	1,697	3,378	-	-	-	151,114
Residential Mortgage	119,939	7,626	-	620	2,614	-	-	130,799
Other Consumer	8,802	4	56	30	119	-	-	9,011
Total originated loans	$2,028,679	$90,895	$79,998	$37,622	$43,048	$1,969	$-	$2,282,211

Acquired Loans
Commercial & Industrial	$58,662	$4,399	$7,618	$37,556	$11,094	$-	$3,805	$123,134
Owner Occupied Commercial Real Estate	89,004	2,322	9,706	8,161	8,743	-	5,246	123,182
Commercial Real Estate	246,254	22,183	34,288	4,669	1,912	-	10,699	320,005
Construction & Land Development	31,579	13,732	2,955	1,212	1,336	-	18	50,832
Residential Mortgage	104,000	579	1,178	1,279	1,296	-	2,708	111,040
Other Consumer	1,655	-	-	-	216	-	-	1,871
Total acquired loans	$531,154	$43,215	$55,745	$52,877	$24,597	$-	$22,476	$730,064

Total loans	$2,559,833	$134,110	$135,743	$90,499	$67,645	$1,969	$22,476	$3,012,275

	December 31, 2016
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$818,352	$11,427	$24,133	$14,088	$34,520	$1,811	$-	$904,331
Owner Occupied Commercial Real Estate	247,868	13,169	513	3,326	-	-	-	264,876
Commercial Real Estate	716,744	35,812	55,230	6,184	2,059	-	-	816,029
Construction & Land Development	171,287	5,590	1,931	1,191	-	-	-	179,999
Residential Mortgage	118,042	6,079	573	1,497	1,254	-	-	127,445
Other Consumer	9,032	5	58	34	119	-	-	9,248
Total originated loans	$2,081,325	$72,082	$82,438	$26,320	$37,952	$1,811	$-	$2,301,928

Acquired Loans
Commercial & Industrial	$69,304	$2,982	$15,528	$33,850	$23,424	$-	$4,506	$149,594
Owner Occupied Commercial Real Estate	94,450	2,533	9,788	8,282	8,942	-	5,339	129,334
Commercial Real Estate	248,583	23,854	39,833	2,643	2,002	-	10,807	327,722
Construction & Land Development	49,849	12,859	2,577	1,623	978	-	1,819	69,705
Residential Mortgage	111,818	948	215	356	1,692	-	2,717	117,746
Other Consumer	1,972	-	214	-	5	-	-	2,191
Total acquired loans	$575,976	$43,176	$68,155	$46,754	$37,043	$-	$25,188	$796,292

Total loans	$2,657,301	$115,258	$150,593	$73,074	$74,995	$1,811	$25,188	$3,098,220

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Quarter Ended
	March 31, 2017			March 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of March 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of March 31, 2016
	(Dollars in thousands)

Consumer and other	1	208	214	-	$-	$-
Total	1	$208	$214	-	$-	$-

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the quarter ended March 31, 2017, the Company added $208 thousand in new troubled debt restructuring of which $214 thousand was still outstanding on March 31, 2017.  The decrease in outstanding balance was primarily due to payments received.  For the quarter ended March 31, 2016, the Company did not add new troubled debt restructurings.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $722 thousand related to $7.2 million of these loans at March 31, 2017.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance March 31, 2017
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$9,491	$6,234	$(1,135)	$565	$15,155
Owner occupied commercial real estate	2,609	154	-	-	2,763
Commercial real estate	8,576	(229)	-	-	8,347
Construction, land & land development	1,852	(316)	-	-	1,536
Residential mortgage	1,134	(40)	-	25	1,119
Consumer and other	193	(112)	(8)	118	191
Total originated loans	$23,855	$5,691	$(1,143)	$708	$29,111

Acquired Loans
Commercial & industrial	$1,260	$(517)	$(177)	$20	$586
Owner occupied commercial real estate	-	1,060	-	4	1,064
Commercial real estate	437	(97)	-	-	340
Construction, land & land development	115	(85)	(95)	74	9
Residential mortgage	685	(106)	-	32	611
Consumer and other	12	199	-	4	215
Total acquired loans	$2,509	$454	$(272)	$134	$2,825
Total	$26,364	$6,145	$(1,415)	$842	$31,936

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$51,189	$(65,684)	$902	$9,491
Owner occupied commercial real estate	1,675	934	-	-	2,609
Commercial real estate	4,525	4,077	(26)	-	8,576
Construction, land & land development	2,337	(485)	-	-	1,852
Residential mortgage	815	271	-	48	1,134
Consumer and other	286	(5)	(110)	22	193
Total originated loans	$32,722	$55,981	$(65,820)	$972	$23,855

Acquired Loans
Commercial & industrial	$46	$3,816	$(2,700)	$98	$1,260
Owner occupied commercial real estate	4	1,384	(1,405)	17	-
Commercial real estate	166	737	(466)	-	437
Construction, land & land development	8	1,654	(1,631)	84	115
Residential mortgage	1	1,125	(548)	107	685
Consumer and other	-	3	(15)	24	12
Total acquired loans	$225	$8,719	$(6,765)	$330	$2,509
Total	$32,947	$64,700	$(72,585)	$1,302	$26,364

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance March 31, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$10,557	$(9,865)	$576	$24,352
Owner occupied commercial real estate	1,675	408	-	-	2,083
Commercial real estate	4,525	2,675	-	-	7,200
Construction, land & land development	2,337	499	-	1	2,837
Residential mortgage	815	429	-	-	1,244
Consumer and other	286	97	(20)	4	367
Total originated loans	$32,722	$14,665	$(9,885)	$581	$38,083

Acquired Loans
Commercial & industrial	$46	$342	$(15)	$6	$379
Owner occupied commercial real estate	4	188	-	-	192
Commercial real estate	166	(142)	-	-	24
Construction, land & land development	8	(2)	-	25	31
Residential mortgage	1	942	(6)	57	994
Consumer and other	-	7	-	4	11
Total acquired loans	$225	$1,335	$(21)	$92	$1,631
Total	$32,947	$16,000	$(9,906)	$673	$39,714

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	March 31, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$849,529	$40,319	$-	$889,848	$9,041	$6,114	$-	$15,155
Owner occupied commercial real estate	292,413	-	-	292,413	2,763	-	-	2,763
Commercial real estate	807,005	2,021	-	809,026	8,347	-	-	8,347
Construction, land & land development	151,114	-	-	151,114	1,536	-	-	1,536
Residential mortgage	128,185	2,614	-	130,799	1,119	-	-	1,119
Consumer and other	8,803	208	-	9,011	71	120	-	191
Total originated loans	$2,237,049	$45,162	$-	$2,282,211	$22,877	$6,234	$-	$29,111

Acquired Loans
Commercial & industrial	$97,312	$22,017	$3,805	$123,134	$-	$586	$-	$586
Owner occupied commercial real estate	109,193	8,743	5,246	123,182	-	1,064	-	1,064
Commercial real estate	307,394	1,912	10,699	320,005	340	-	-	340
Construction, land & land development	49,478	1,336	18	50,832	9	-	-	9
Residential mortgage	107,036	1,296	2,708	111,040	594	-	17	611
Consumer and other	1,655	216	-	1,871	7	208	-	215
Total acquired loans	$672,068	$35,520	$22,476	$730,064	$950	$1,858	$17	$2,825
Total	$2,909,117	$80,682	$22,476	$3,012,275	$23,827	$8,092	$17	$31,936

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

	December 31, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$867,924	$36,407	$-	$904,331	$9,097	$394	$-	$9,491
Owner occupied commercial real estate	264,876	-	-	264,876	2,609	-	-	2,609
Commercial real estate	808,874	7,155	-	816,029	8,576	-	-	8,576
Construction, land & land development	179,999	-	-	179,999	1,852	-	-	1,852
Residential mortgage	126,190	1,255	-	127,445	1,134	-	-	1,134
Consumer and other	9,034	214	-	9,248	74	119	-	193
Total originated loans	$2,256,897	$45,031	$-	$2,301,928	$23,342	$513	$-	$23,855

Acquired Loans
Commercial & industrial	$110,413	$34,675	$4,506	$149,594	$-	$1,260	$-	$1,260
Owner occupied commercial real estate	115,053	8,942	5,339	129,334	-	-	-	-
Commercial real estate	314,913	2,002	10,807	327,722	429	-	8	437
Construction, land & land development	66,908	978	1,819	69,705	14	-	101	115
Residential mortgage	113,338	1,691	2,717	117,746	672	-	13	685
Consumer and other	2,186	5	-	2,191	10	2	-	12
Total acquired loans	$722,811	$48,293	$25,188	$796,292	$1,125	$1,262	$122	$2,509
Total	$2,979,708	$93,324	$25,188	$3,098,220	$24,467	$1,775	$122	$26,364

	March 31, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$803,031	$44,507	$-	$847,538	$11,579	$12,773	$-	$24,352
Owner occupied commercial real estate	204,260	790	-	205,050	2,083	-	-	2,083
Commercial real estate	631,246	5,293	-	636,539	7,200	-	-	7,200
Construction, land & land development	252,184	458	-	252,642	2,751	86	-	2,837
Residential mortgage	122,788	1,153	-	123,941	1,230	14	-	1,244
Consumer and other	9,670	168	-	9,838	367	-	-	367
Total originated loans	$2,023,179	$52,369	$-	$2,075,548	$25,210	$12,873	$-	$38,083

Acquired Loans
Commercial & industrial	$271,962	$419	$10,791	$283,172	$1	$368	$10	$379
Owner occupied commercial real estate	154,737	739	6,981	162,457	-	177	15	192
Commercial real estate	370,130	1,555	12,175	383,860	-	-	24	24
Construction, land & land development	94,932	-	8,633	103,565	28	-	3	31
Residential mortgage	151,154	1,069	4,072	156,295	977	17	-	994
Consumer and other	3,286	-	-	3,286	11	-	-	11
Total acquired loans	$1,046,201	$3,782	$42,652	$1,092,635	$1,017	$562	$52	$1,631
Total	$3,069,380	$56,151	$42,652	$3,168,183	$26,227	$13,435	$52	$39,714

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Land	$9,623	$7,660
Buildings and improvements	26,661	23,293
Furniture, fixtures and equipment	10,302	10,193
	46,586	41,146
Less accumulated depreciation	(15,982)	(15,472)
Total	$30,604	$25,674

Depreciation of premises and equipment totaled $533 thousand and $641 thousand for the three months ended March 31, 2017 and 2016, respectively.

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At March 31, 2017 and December 31, 2016, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2016.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2015	$85,291	$11,562
Less - amortization	-	(1,587)
Balance - December 31, 2016	$85,291	$9,975
Less amortization	-	(380)
Balance - March 31, 2017	$85,291	$9,595

Amortization of core deposit intangibles was $380 thousand and $402 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately two to seventeen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

March 31, 2017
(Dollars in thousands)

2017	$1,092
2018	1,196
2019	1,080
2020	992
2021	905
Thereafter	4,330
Total	$9,595

11. DEPOSITS

Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

2017	$585,373	$863,876
2018	452,159	263,958
2019	175,436	156,824
2020	72,707	67,739
2021	12,974	13,052
Thereafter	7,021	-
Total	$1,305,670	$1,365,449

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at March 31, 2017 and December 31, 2016, were $445.7 million and $490.7 million, respectively.

The Company had $70.1 million and $97.9 million in brokered time deposits at March 31, 2017 and December 31, 2016, respectively.  Brokered deposits represented 2.0% and 2.9% of total deposits at March  31, 2017 and December 31, 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$150,000
Repurchase agreements	4,316	3,493
Total	$154,316	$153,493

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At March 31, 2017 and December 31, 2016, total unused borrowing capacity of $873.5 million and $608.8 million, respectively, was available under this arrangement. At March 31,

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

2017,  $150.0 million was outstanding with an average interest rate of 0.85% and all of the Company’s FHLB advances will mature within two years. At December 31, 2016,  $150.0 million was outstanding with an average interest rate of 0.59% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain loans. The total borrowing capacity increased due to loan portfolio growth. The Company utilizes these borrowings to meet liquidity needs and to fund certain fixed rate loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At March 31, 2017 and December 31, 2016,  $335.0 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity increased due to changes in collateral margins for Dallas Fed discount window lending.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of March 31, 2017 and December 31, 2016, there were no federal funds purchased outstanding.

13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at March 31, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

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

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.4 million at March 31, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at March 31, 2017 is set forth in the table below:

	March 31,	December 31,
	2017	2016

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,408)	(1,115)
Total subordinated notes	$33,592	$33,885

Subordinated Debentures Trust Preferred Securities — At March 31, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by an $8.5 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at March 31, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of March 31, 2017 was 1.150%.
(2)	All debentures are callable five years from issuance date.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

14. INCOME TAXES

Income tax expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017		2016

	(Dollars in thousands)

Income tax expense for the period	$	$ 3,942	$	$ 1,057
Effective Tax Rate		35.3%		36.5%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

Net deferred tax assets totaled $13.3 million at March 31, 2017 and $11.3 million at December 31, 2016. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Stock Options. At March 31, 2017 and December 31, 2016 there were 387,333 and 389,500 time based options outstanding under the 2014 Plan, respectively.  The Company has two additional stock options plans, which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At March 31, 2017 there were 370,931 time based options, 1,110,116 performance options and 313,781 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2016 there were 377,015 time based options, 1,020,242 performance options and 316,550 super-performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At March 31, 2017 and December 31, 2016, there were 170,500 and 127,500 options outstanding under the 2006 Option Plan, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At March 31, 2017 and December 31, 2016, there were 284,750 and 288,500 restricted stock units outstanding under the 2014 Plan, respectively.  Total restricted stock units compensation expense was $210 thousand and $212 thousand for the three months ended March 31, 2017 and 2016, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of March 31, 2017 and December 31, 2016, there were 88,000 and 93,000 units outstanding under the SAR Plan, respectively.

For the three months ended March 31, 2017, $188 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded.  For the three months ended March 31, 2016, a $22 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended March 31, 2017 and 2016, were $356 thousand and $326 thousand, respectively.

16. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of the date indicated (other than securities sold under agreements to repurchase).  The Company’s future cash payments associated with its contractual obligations pursuant to its certificates and other time deposits, FHLB advances, subordinated debentures and subordinated notes and operating leases, as of the date indicated are as follows:

	March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$822,806	$443,810	$39,054	$-	$1,305,670
Federal Home Loan Bank advances	101,032	50,060	-	-	151,092
Subordinated debentures and subordinated notes	4,563	3,629	10,010	80,759	98,961
Operating leases	2,194	3,279	2,216	3,528	11,217
Total	$930,595	$500,778	$51,280	$84,287	$1,566,940

Payments for the FHLB advances includes interest of $1.1 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $41.8 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at March 31, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated is as follows:

March 31, 2017
(Dollars in thousands)

2017	$1,693
2018	1,859
2019	1,601
2020	1,237
2021	1,099
Thereafter	3,728
Total	$11,217

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $580 thousand and $502 thousand for the three months ended March 31, 2017 and 2016, respectively.

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$367,322	$215,840	$69,932	$54,759	$707,853
Standby and commercial letters of credit	8,702	1,690	163	800	11,355
Total	$376,024	$217,530	$70,095	$55,559	$719,208

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	March 31, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$183,067	4.10% - 5.72%	LIBOR 1 month + 2.50% - 4.25%	Wtd. Avg. 3.1. years	$(26)

Correspondent interest rate swap:
pay fixed/receive floating	$183,067	4.10% - 5.72%	LIBOR 1 month + 2.50% - 4.25%	Wtd. Avg. 3.1 years	$(27)

	December 31, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$609

Correspondent interest rate swap:
pay fixed/receive floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$(691)

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet (included in other assets and other liabilities). The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	March 31, 2017			December 31, 2016
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Financial institution counterparty:
Interest rate swaps	$183,067	$932	$958	$185,637	$698	$1,389
Interest rate caps and collars	38,118	104	-	16,482	5	-
Commercial customer counterparty:
Interest rate swaps	183,067	905	932	185,637	1,307	698
Interest rate caps and collars	38,118	-	104	16,482	-	5
Gross derivatives		1,941	1,994		2,010	2,092
Offsetting derivatives assets/liabilities		(821)	(821)		(698)	(698)
Net derivatives included in the consolidated balance sheets		$1,120	$1,173		$1,312	$1,394

The strike rate for the outstanding caps was 6.00% at both March 31, 2017 and December 31, 2016.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduced a new capital measure called "Common Equity Tier 1" ("CET 1"), (ii) specify that Tier 1 capital consist of CET 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.

Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

Financial institutions are categorized as “well capitalized” or “adequately capitalized”, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of “adequately capitalized” as of March 31, 2017 and December 31, 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be “well capitalized”. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below “well-capitalized” status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	March 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$424,950	12.3%	$276,065	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	358,340	10.4	207,048	6.0	N/A	N/A
Common equity tier 1 capital	345,293	10.0	155,286	4.5	N/A	N/A
Tier I capital (to average assets)	358,340	9.1	156,966	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$383,293	11.2%	$272,898	8.0%	$341,123	10.0%
Tier 1 capital (to risk weighted assets)	355,284	10.4	204,674	6.0	272,898	8.0
Common equity tier 1 capital	355,284	10.4	153,505	4.5	221,730	6.5
Tier I capital (to average assets)	355,284	9.1	155,538	4.0	194,423	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the Office of the Comptroller of the Currency (the “OCC”) may require the Bank to maintain capital ratios above the required minimums.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended March 31, 2017 and December 31, 2016.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$145,422	$410,210	$-	$555,632
Correspondent interest rate swaps	-	932	-	932
Customer interest rate swaps	-	905	-	905
Correspondent interest rate caps and collars	-	104	-	104

Financial Liabilities:
Correspondent interest rate swaps	$-	$958	$-	$958
Customer interest rate swaps	-	932	-	932
Customer interest rate caps and collars	-	104	-	104

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$112,881	$161,738	$-	$274,619
Correspondent interest rate swaps	-	698	-	698
Customer interest rate swaps	-	1,307	-	1,307
Correspondent interest rate caps	-	5	-	5

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,389	$-	$1,389
Customer interest rate swaps	-	698	-
Customer interest rate caps	-	5	-	5

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	March 31, 2017
	Level 3	Total	Losses for the Quarter Ended March 31, 2017
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$28,907	$28,907	$7,625
Other real estate owned	-	-	-

	March 31, 2016
	Level 3	Total	Losses for the Quarter Ended March 31, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$38,482	$38,482	$3,704
Other real estate owned	-	-	-

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Subordinated debentures and subordinated notes—The fair value of the subordinated debentures and subordinated notes were calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures and subordinated notes. Subordinated debentures and subordinated notes fair value measurements utilize Level 2 inputs.

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

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at the date indicated:

	Fair Value at 3/31/2017	Valuation Technique	Unobservable Input	Range (1) (Weighted Average)
	(Dollars in thousands)

Loans held for investment	$3,036,835	Discounted cash flow	Prepayment Speed	0.07% to 100.00% (70.54%)
			Discount Rates	0.33% - 11.78% (3.74%)

Real estate acquired by foreclosure	1,356	Appraisal	Adjustments for comparable properties	8.00% - 12.55% (9.44%)
(1)	Represents range of factors applied to determine fair value.

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$255,581	$255,581	$-	$-	$255,581
Available-for-sale securities	555,632	145,422	410,210	-	555,632
Held-to-maturity securities	33,836	-	33,246	-	33,246
Other securities	18,391	18,391	-	-	18,391
Loans held for sale	17,350	17,350	-	-	17,350
Loans held for investment	3,012,275	-	-	3,036,835	3,036,835
Real estate acquired by foreclosure	1,356	-	-	1,356	1,356
Total	$3,894,421	$436,744	$443,456	$3,038,191	$3,918,391

Financial Liabilities:
Deposits	$3,416,138	$-	$3,416,066	$-	$3,416,066
Securities sold under agreements to repurchase	4,316	-	4,316	-	4,316
Other borrowed funds	150,000	-	149,440	-	149,440
Subordinated debentures and subordinated notes	47,304	-	47,304	-	47,304
Total	$3,617,758	$-	$3,617,126	$-	$3,617,126

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$389,007	$389,007	$-	$-	$389,007
Available-for-sale securities	274,619	112,881	161,738	-	274,619
Held-to-maturity securities	35,505	-	34,845	-	34,845
Other securities	17,983	17,983	-	-	17,983
Loans held for sale	23,989	24,144	-	-	24,144
Loans held for investment	3,098,220	-	-	3,128,966	3,128,966
Real estate acquired by foreclosure	5,220	-	-	5,220	5,220
Total	$3,844,543	$544,015	$196,583	$3,134,186	$3,874,784

Financial Liabilities:
Deposits	$3,374,700	$-	$3,375,047	$-	$3,375,047
Securities sold under agreements to repurchase	3,493	-	3,493	-	3,493
Other borrowed funds	150,000	-	148,921	-	148,921
Subordinated debentures and subordinated notes	47,492	-	47,492	-	47,492
Total	$3,575,685	$-	$3,574,953	$-	$3,574,953

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for year ended December 31, 2016.

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

Total assets were $4.1 billion as of March 31, 2017 compared with $4.0 billion as of December 31, 2016, an increase of $47.2 million or 1.2%. Total deposits were $3.4 billion as of March 31, 2017 compared with $3.4 billion as of December 31, 2016, an increase of $41.4 million or 1.2%. Total loans held for investment were $3.0 billion at March 31, 2017, a decrease of $86.0 million or 2.8% compared with $3.1 billion as of December 31, 2016. The decrease is primarily due to a $47.8 million decrease in construction, land and land development loans, a $19.1 million decrease in energy loans, $16.8 million in reductions of mortgage warehouse balances and a $14.7 million reduction in commercial real estate loans.  Loans held for sale were $17.4 million at March 31, 2017 compared with $24.0 million as of December 31, 2016, a decrease of $6.6 million or 27.7%.  During the first quarter of 2017, the Company resolved $25.7 million in energy-related loans, which included $6.6 million in loans held for sale.  At March 31, 2017, energy loans totaled $76.3 million, or 2.5% of total loans, excluding loans held for sale.  At March 31, 2017 and December 31, 2016, we had $69.6 million and $76.8 million, respectively, in non-accrual loans and our allowance for loan losses was $31.9 million and $26.4 million, respectively. Shareholders’ equity was $437.3 million and $430.5 million at March 31, 2017 and December 31, 2016, respectively.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2016. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Results of Operations

Net income was $7.2 million for the three months ended March 31, 2017 compared with net income of $1.8 million for the three months ended March 31, 2016, an increase of $5.4 million or 292.2%.  Net earnings per diluted common share was $0.19 for the three months ended March 31, 2017 compared with net earnings per diluted common share of $0.05 for the same period in 2016, an increase of $0.14.  The Company recorded a provision for loan losses of $6.1 million, which includes $6.0 million in reserves on the energy portfolio.  The provision decreased $9.9 million from the same period in 2016.    We experienced returns on average common equity of 6.71% and 1.68%, returns on average assets of 0.73% and 0.20% and efficiency ratios of 54.6% and 50.8% for the three months ended March 31, 2017 and 2016, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The increase in the efficiency ratio was primarily due to increased noninterest expense.

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

Net interest income before the provision for loan losses for the three months ended March 31, 2017 was $32.6 million compared with $34.2 million for the three months ended March 31, 2016, a decrease of $1.6 million or 4.6%.  The decrease was primarily due to an increase in interest expense on deposits of $1.7 million, or 42.7%, a $974 thousand, or 2.6%, decrease in the interest earned on loans, and an $804 thousand increase in expense on subordinated notes and debentures, offset by a $1.5 million increase in interest income on securities.  Interest income was $39.6 million for the three months ended March 31, 2017, an increase of $827 thousand or 2.1% compared with the three months ended March 31, 2016. Interest income on loans was $36.4 million for the three months ended March 31, 2017, a decrease of $974 thousand or 2.6% compared with the three months ended March 31, 2016 primarily due to a $89.6 million decrease in the average loan outstanding offset by a 5 basis point increase in the in average loan yield. Interest income on securities was $2.6 million for the three months ended March 31, 2017, an increase of $1.5 million compared with the three months ended March 31, 2016,  primarily due to a $259.0 million, or 82.8%, increase in the average securities balance and a 44 basis point increase in the average securities yield.  Interest income earned on deposits in financial institutions increased $284 thousand to $408 thousand for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to a 96.0% increase in the average balance and a 36 basis point increase in average yield. Interest expense was $6.9 million for the three months ended March 31, 2017, an increase of $2.4 million, or 53.6%, compared with the three months ended March 31, 2016.  Interest expense on deposits was $5.6 million for the three months ended March 31, 2017, an increase of $1.7 million, or 42.7%, compared with the three months ended March 31, 2016, primarily due to an increase of $298.4 million in the average balance and a 19 basis point increase in the average cost of interest-bearing deposits.  Interest expense on subordinated debentures and subordinated notes was $1.0 million for the three months ended March 31,2017, an increase of $804 thousand, or 339.2%, compared with the three months ended March 31, 2016, primarily due to the December 2016 issuance of $35.0 million in subordinated notes.  During the three months ended March 31, 2017, average noninterest-bearing deposits increased $39.9 million from $604.3 million during the three months ended March 31, 2016 to $644.2 million for the three months ended March 31, 2017. Total cost of funds, including noninterest-bearing deposits, increased 24 basis points to 0.79% for the three months ended March 31, 2017 compared to 0.55% for the same period in 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended March 31, 2017 was 3.47%, a decrease of 40 basis points compared with 3.87% for the same period in 2016.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. All average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans	$3,035,146	$36,371	4.86%	$3,124,711	$37,345	4.81%
Securities	571,875	2,583	1.83	312,861	1,081	1.39
Other investments	18,908	188	4.03	22,498	173	3.09
Federal funds sold	424	1	0.96	2,507	1	0.16
Interest earning deposits in financial institutions	185,994	408	0.89	94,902	124	0.53
Total interest-earning assets	3,812,347	39,551	4.21%	3,557,479	38,724	4.38%

Allowance for loan losses	(27,669)			(33,080)
Noninterest-earning assets	232,066			245,025
Total assets	$4,016,744			$3,769,424

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,382,680	$1,978	0.58%	$1,066,999	$1,150	0.43%
Certificates and other time deposits	1,325,329	3,607	1.10	1,342,562	2,763	0.83
Securities sold under agreements to repurchase	3,494	1	0.12	4,121	2	0.20
Other borrowed funds	160,778	281	0.71	280,838	344	0.49
Subordinated debentures and subordinated notes	47,550	1,041	8.88	13,244	237	7.20
Total interest-bearing liabilities	2,919,831	6,908	0.96%	2,707,764	4,496	0.67%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	644,212			604,261
Other liabilities	17,006			16,654
Total liabilities	3,581,049			3,328,679
Shareholders’ equity	435,695			440,745
Total liabilities and shareholders’ equity	$4,016,744			$3,769,424

Net interest rate spread			3.25%			3.71%
Net interest income and margin(1)		$32,643	3.47%		$34,228	3.87%

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

	For the Three Months Ended
	March 31,
	2017 vs. 2016
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$(1,062)	$88	$(974)
Securities	888	614	1,502
Other investments	(27)	42	15
Federal funds sold	(1)	1	-
Interest-earning deposits in financial institutions	118	166	284
Total increase (decrease) in interest income	(84)	911	827

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$337	$491	$828
Certificates and other time deposits	(35)	879	844
Securities sold under agreements to repurchase	-	(1)	(1)
Other borrowings	(146)	86	(63)
Subordinated debentures and subordinated notes	609	197	804
Total increase in interest expense	765	1,652	2,412
Decrease in net interest income	$(849)	$(741)	$(1,585)

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2017 was $31.9 million, representing 1.06% of total loans, excluding loans held for sale, as of such date.

We recorded $6.1 million in provision for loan losses for the three months ended March 31, 2017 compared with $16.0 million in provision for the same period in 2016. The provision recorded for the three months ended March 31, 2017, included $6.0 million in reserves on the energy portfolio.   Net charge-offs for the three months ended March 31, 2017 were $573 thousand compared with net charge offs of $9.2 million for the three months ended March 31, 2016. This decrease reflected a decrease in gross charge-offs from $9.9 million to $1.4 million for the three months ended March 31, 2016 and 2017, respectively, and an increase in recoveries from $673 thousand to $842 thousand for the three months ended March 31, 2016 and 2017, respectively.  Charge-offs related to energy loans totaled $1.1 million for the three months ended March 31, 2017, in comparison to $9.9 million for the three months ended March 31, 2016.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on sale of guaranteed portion of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended March 31, 2017, noninterest income totaled $5.5 million, an increase of $1.3 million or 32.3% compared with the three months ended March 31, 2016.  This increase was primarily due to an $862 thousand increase in customer service fees and a $789 thousand increase in gain on sale of guaranteed portion of loans, offset by a $179 thousand decrease in gain/loss on sale of held for sale loans.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)

Customer service fees	$2,266	$1,404
Loan fees	834	699
Gain on sale of guaranteed portion of loans	1,927	1,138
Gain on sale of loans held-for-sale, net	(138)	41
Other	606	873
Total noninterest income	$5,495	$4,155

Noninterest Expense

For the three months ended March 31, 2017, noninterest expense totaled $20.8 million, an increase of $1.4 million or 6.9% compared with the three months ended March 31, 2016.  The increase was primarily due to a $475 thousand increase in professional and regulatory fees, a $427 thousand increase in salaries and employee benefits and a $357 thousand increase in loan-related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)

Salaries and employee benefits (1)	$12,406	$11,979
Non-staff expenses:
Occupancy	1,997	2,030
Professional and regulatory fees	2,397	1,922
Data processing	908	970
Software license and maintenance	489	476
Marketing	199	298
Loan related	600	243
Real estate acquired by foreclosure, net	292	300
Other	1,551	1,269
Total noninterest expense	$20,839	$19,487

(1)	Total salaries and employee benefits include stock based compensation expense of $535 thousand and $306 thousand for the three months ended March 31, 2017 and 2016, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 54.6% for the three months ended March 31, 2017, compared with 50.8% for the three months ended March 31, 2016.  The increase was primarily due to the increase in noninterest expense and decrease in net interest income, offset by the increase in noninterest income.

Income Taxes

For the three months ended March 31, 2017,  income tax expense was $3.9 million, an increase of $2.9 million or 272.9%, compared with income tax expense of $1.1 million for the same period in 2016.  The increase was primarily attributable to higher pre-tax earnings for the three months ended March 31, 2017 compared with the same period in 2016.  The effective income tax rate for the three months ended March 31, 2017 and 2016 was 35.3% and 36.5%, respectively, as compared to the U.S. statutory rate of 35%.

Financial Condition

Loan Portfolio

At March 31, 2017, total loans held for investment were $3.0 billion, a decrease of $86.0 million or 2.8% compared with December 31, 2016.  The decrease was primarily due to the resolution of energy loans and other nonperforming loans offset by new loan production.

At March 31, 2017, total loans held for sale were $17.4 million, a decrease of $6.6 million or 27.7% compared with December 31, 2016.  The March 31, 2017 balance was comprised of energy loans transferred to held for sale during 2016.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	March 31, 2017
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$889,848	$123,134	$1,012,982	33.6%
Real estate:
Owner occupied commercial real estate	292,413	123,182	415,595	13.8
Commercial real estate	809,026	320,005	1,129,031	37.5
Construction, land & land development	151,114	50,832	201,946	6.7
Residential mortgage	130,799	111,040	241,839	8.0
Consumer and Other	9,011	1,871	10,882	0.4
Total loans held for investment	$2,282,211	$730,064	$3,012,275	100.0%

Total loans held for sale	$17,350	$-	$17,350	100.0%

	December 31, 2016
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925	34.0%
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210	12.7
Commercial real estate	816,029	327,722	1,143,751	36.9
Construction, land & land development	179,999	69,705	249,704	8.1
Residential mortgage	127,445	117,746	245,191	7.9
Consumer and Other	9,248	2,191	11,439	0.4
Total loans held for investment	$2,301,928	$796,292	$3,098,220	100.0%

Total loans held for sale	$23,989	$-	$23,989	100.0%

At March 31, 2017, total energy exposure was $93.7 million, which included $76.3 million in loans held for investment and $17.4 million in loans held for sale.  This represents energy exposure of 3.1% of total gross loans and 2.5% of loans held for investment.  Reserved-based energy loans held for investment represented approximately 0.5% and 0.5% of total funded loans as of March 31, 2017 and December 31, 2016, respectively. Energy-related service industry loans represented approximately 2.0% and 2.6% of total funded loans as of March 31, 2017 and December 31, 2016, respectively.  As of March 31, 2017 and December 31, 2016,  $14.1 million and $14.0 million of reserved-based energy loans and $35.6 million and $42.2 million of energy-related service industry loans were nonperforming, respectively.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $86.2 million in nonperforming loans at March 31, 2017, compared with $94.5 million at December 31, 2016. The ratio of nonperforming loans to total loans was 2.86% at March 31, 2017 compared with 3.05% at December 31, 2016.

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

The following tables present information regarding nonperforming loans at the dates indicated:

	March 31, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$38,058	$21,280	$59,338
Accruing loans past due 90 days or more	3,842	1,658	5,500
Restructured loans - nonaccrual	6,959	3,317	10,276
Restructured loans - accruing	145	10,923	11,068
Total nonperforming loans	$49,004	$37,178	$86,182

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2017 was $31.9 million, representing 1.06% of total loans, excluding loans held for sale, compared with $26.4 million, or 0.85% of total loans, excluding loans held for sale, at December 31, 2016. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended
	March 31, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$2,250,671	$763,178	$3,013,849
Total loans outstanding at end of period (1)	2,282,211	730,064	3,012,275
Allowance for loan losses at beginning of period	23,855	2,509	26,364
Provision for loan losses	5,691	454	6,145
Charge-offs:
Commercial and industrial	(1,135)	(177)	(1,312)
Construction, land & land development	-	(95)	(95)
Consumer and Other	(8)	-	(8)
Total charge-offs	(1,143)	(272)	(1,415)
Recoveries:
Commercial and industrial	565	20	585
Owner occupied commercial real estate	-	4	4
Construction, land & land development	-	74	74
Residential mortgage	25	32	57
Consumer and Other	118	4	122
Total recoveries	708	134	842
Net recoveries (charge-offs)	(435)	(138)	(573)
Allowance for loan losses at end of period	$29,111	$2,825	$31,936

Ratio of allowance to end of period loans	1.28%	0.39%	1.06%
Ratio of net recoveries (charge-offs) to average loans	(0.02)%	(0.02)%	(0.02)%

(1)	Excluding loans held for sale

	As of and for the Three Months Ended
	March 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$1,979,649	$1,144,874	$3,124,522
Total loans outstanding at end of period (1)	2,075,548	1,092,635	3,168,183
Allowance for loan losses at beginning of period	32,722	225	32,947
Provision for loan losses	14,665	1,335	16,000
Charge-offs:
Commercial and industrial	(9,865)	(15)	(9,880)
Owner occupied commercial real estate	-	-	-
Commercial real estate	-	-	-
Construction, land & land development	-	-	-
Residential mortgage	-	(6)	(6)
Consumer and Other	(20)	-	(20)
Total charge-offs	(9,885)	(21)	(9,906)
Recoveries:
Commercial and industrial	576	6	582
Owner occupied commercial real estate	-	-	-
Commercial real estate	-	-	-
Construction, land & land development	1	25	26
Residential mortgage	-	57	57
Consumer and Other	4	4	8
Total recoveries	581	92	673
Net recoveries (charge-offs)	(9,304)	71	(9,233)
Allowance for loan losses at end of period	$38,083	$1,631	$39,714

Ratio of allowance to end of period loans	1.83%	0.15%	1.25%
Ratio of net recoveries (charge-offs) to average loans	(0.47)%	0.01%	(0.30)%

(1)	Excluding loans held for sale

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

We believe that the allowance for loan losses at March 31, 2017 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2017, the carrying amount of investment securities totaled $589.5 million, an increase of $279.3 million or 90.1% compared with $310.1 million at December 31, 2016. At March 31, 2017, securities represented 14.5% of total assets compared with 7.7% at December 31, 2016.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$262,649	$17	$(589)	$262,077
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	239,892	471	(1,823)	238,540
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	40,519	-	(477)	40,042
Corporate debt securities	3,787	7	-	3,794
Obligations of municipal subdivisions	236	2	-	238
CRA qualified investment fund	11,240	-	(299)	10,941
Total	$558,323	$497	$(3,188)	$555,632

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$13,986	$120	$(246)	$13,860
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	19,850	1	(465)	19,386
Total	$33,836	$121	$(711)	$33,246

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	-	(1)	235
CRA qualified investment fund	11,183	-	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. As of March 31, 2017, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first three months of 2017 or the 2016 fiscal year.

Deposits

Total deposits at March 31, 2017 were $3.4 billion, an increase of $41.4 million or 1.2% compared to $3.4 billion at December 31, 2016,  comprised of increases of $55.4 million in noninterest-bearing deposits and $45.8 million in interest-bearing transaction and savings deposits, offset by a $59.8 million decrease in time deposits.  Noninterest bearing deposits at March 31, 2017 were $705.5 million compared with $650.1 million at December 31, 2016, an increase of $55.4 million or 8.5%. Interest bearing deposits at March 31, 2017 were $2.7 billion a decrease of $14.0 million or 0.5% compared with December 31, 2016.

The Company had $70.1 million and $97.9 million in brokered time deposits at March 31, 2017 and December 31, 2016, respectively.    Brokered deposits represented 2.0% and 2.9% of total deposits at March 31, 2017 and December 31, 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Quarter Ended March 31,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$194,308	0.13%	$173,154	0.11%
Money market and savings deposits	1,188,372	0.65	893,845	0.50
Certificates and other time deposits	1,325,329	1.10	1,342,562	0.83
Total interest-bearing deposits	$2,708,009	0.84	$2,409,561	0.65
Noninterest-bearing deposits	644,212	-	604,261	-
Total deposits	$3,352,221	0.68%	$3,013,822	0.52%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

Federal Home Loan Bank advances	$150,000	$150,000
Repurchase agreements	4,316	3,493
Total	$154,316	$153,493

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At March 31, 2017 and December 31, 2016, total unused borrowing capacity of $873.5 million and $608.8 million, respectively, was available under this arrangement. At March 31, 2017,  $150.0 million was outstanding with an average interest rate of 0.85% and all of the Company’s FHLB advances will mature within two years. At December 31, 2016,  $150.0 million was outstanding with an average interest rate of 0.59% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain loans. The increase in total borrowing capacity is due to the increase in securities, offset by pay downs in loans. We utilize these borrowings to meet liquidity needs and to fund certain fixed-rate loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At March 31, 2017 and December 31, 2016,  $335.0 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of March 31, 2017 and December 31, 2016, there were no federal funds purchased outstanding.

Subordinated Debentures and Subordinated Notes

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at March 31, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

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

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.4 million at March 31, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at March 31, 2017 is set forth in the table below:

	March 31,	December 31,
	2017	2016

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,408)	(1,115)
Total subordinated notes	$33,592	$33,885

Subordinated Debentures Trust Preferred Securities —  At March 31, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by an $8.5 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at March 31, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of March 31, 2017 was 1.150%.
(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the three months ended March 31, 2017 and the 2016 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of March 31, 2017, we had outstanding $707.9 million in commitments to extend credit and $11.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of March 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of March 31, 2017, we had cash and cash equivalents of $255.6 million, a decrease of $133.4 million compared with $389.0 million as of December 31, 2016.  Proceeds of $298.4 million were utilized to purchase securities during the three months ended March 31, 2017.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2017 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures and subordinated notes, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $1.1 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $41.8 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at March 31, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

	March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$822,806	$443,810	$39,054	$-	$1,305,670
Federal Home Loan Bank advances	101,032	50,060	-	-	151,092
Subordinated debentures and subordinated notes	4,563	3,629	10,010	80,759	98,961
Operating leases	2,194	3,279	2,216	3,528	11,217
Total	$930,595	$500,778	$51,280	$84,287	$1,566,940

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	March 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$367,322	$215,840	$69,932	$54,759	$707,853
Standby and commercial letters of credit	8,702	1,690	163	800	11,355
Total	$376,024	$217,530	$70,095	$55,559	$719,208

Capital Resources

Total shareholders’ equity was $437.3 million at March 31, 2017, an increase of $6.8 million or 1.6% compared with $430.5 million at December 31, 2016. The increase was the result of net income of $7.2 million for the three month period, plus the net change for proceeds from the exercise of stock options and increase due to stock compensation expense, offset by the change in the value of available for sale securities recognized in other accumulated comprehensive earnings.

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III Capital Rules. The Basel III Capital Rules, among other things, (i) introduced CET 1, a new capital measure, (ii) specify that Tier 1 capital consist of CET 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define CET 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for us on January 1, 2015 with certain transition provisions to be fully phased in by January 1, 2019.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of March 31, 2017 and December 31, 2016 to the minimum and well capitalized regulatory standards:

	March 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$424,950	12.3%	$276,065	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	358,340	10.4	207,048	6.0	N/A	N/A
Common equity tier 1 capital	345,293	10.0	155,286	4.5	N/A	N/A
Tier I capital (to average assets)	358,340	9.1	156,966	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$383,293	11.2%	$272,898	8.0%	$341,123	10.0%
Tier 1 capital (to risk weighted assets)	355,284	10.4	204,674	6.0	272,898	8.0
Common equity tier 1 capital	355,284	10.4	153,505	4.5	221,730	6.5
Tier I capital (to average assets)	355,284	9.1	155,538	4.0	194,423	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability and funds management policies approved by the Company’s board of directors.

The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net income and the balance sheet, respectively.  See the Company’s Annual Report on Form 10-K for year ended December 31, 2016 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Market Risk”.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Green Bancorp, Inc. (Registrant)

Date: May 10, 2017	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: May 10, 2017	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer