Form 10-Q
period 2017-06-30
Green Bancorp, Inc.
filed 2017-08-09
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 4, 2017, there were 37,215,115 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$30,565	$18,351
Interest bearing deposits in financial institutions and fed funds sold	104,430	370,656
Total cash and cash equivalents	134,995	389,007

Available-for-sale securities, at fair value	687,100	274,619
Held-to-maturity securities, at amortized cost (fair value of $31,235 and $34,844, respectively)	31,650	35,505
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	10,978	10,954
Federal Home Loan Bank of Dallas stock	14,358	7,029
Total securities and other investments	744,752	328,773

Loans held for sale	18,030	23,989
Loans held for investment	3,123,355	3,098,220
Allowance for loan losses	(31,991)	(26,364)
Loans, net	3,109,394	3,095,845

Premises and equipment, net	30,108	25,674
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	9,215	9,975
Accrued interest receivable	9,165	8,011
Deferred tax asset, net	12,467	11,266
Real estate acquired by foreclosure	921	5,220
Bank owned life insurance	34,827	34,385
Other assets	14,562	31,375
TOTAL ASSETS	$4,185,697	$4,024,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$683,656	$650,064
Interest-bearing transaction and savings	1,324,307	1,359,187
Certificates and other time deposits	1,352,459	1,365,449
Total deposits	3,360,422	3,374,700

Securities sold under agreements to repurchase	5,221	3,493
Other borrowed funds	305,000	150,000
Subordinated debentures and subordinated notes	47,454	47,492
Accrued interest payable	2,203	2,387
Other liabilities	13,656	16,268
Total liabilities	3,733,956	3,594,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,213,087 and 37,165,674 shares issued at June 30, 2017 and December 31, 2016, respectively; 37,035,087 and 36,987,674 shares outstanding at June 30, 2017 and December 31, 2016, respectively	372	372
Capital surplus	384,119	382,961
Retained earnings	69,237	49,127
Accumulated other comprehensive income, net	(734)	(725)
Less treasury stock, at cost, 178,000 shares at both June 30, 2017 and December 31, 2016	(1,253)	(1,253)
Total shareholders’ equity	451,741	430,482
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,185,697	$4,024,822

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

INTEREST INCOME:
Loans, including fees	$38,476	$37,711	$74,847	$75,056
Securities	3,928	988	6,511	2,069
Other investments	197	205	385	378
Deposits in financial institutions and fed funds sold	331	158	740	283
Total interest income	42,932	39,062	82,483	77,786

INTEREST EXPENSE:
Transaction and savings deposits	2,230	1,312	4,208	2,462
Certificates and other time deposits	3,786	3,702	7,393	6,465
Subordinated debentures and subordinated notes	1,051	243	2,092	480
Other borrowed funds	560	264	842	610
Total interest expense	7,627	5,521	14,535	10,017

NET INTEREST INCOME	35,305	33,541	67,948	67,769
PROVISION FOR LOAN LOSSES	1,510	11,000	7,655	27,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,795	22,541	60,293	40,769

NONINTEREST INCOME:
Customer service fees	2,199	1,447	4,465	2,851
Loan fees	1,106	719	1,940	1,418
Gain on sale of available-for-sale securities, net	294	-	294	-
Gain on held-for-sale loans, net	222	-	84	41
Gain on sale of guaranteed portion of loans, net	878	858	2,805	1,996
Other	1,000	758	1,606	1,631
Total noninterest income	5,699	3,782	11,194	7,937

NONINTEREST EXPENSE:
Salaries and employee benefits	12,653	11,461	25,059	23,440
Occupancy	2,048	2,035	4,045	4,065
Professional and regulatory fees	1,899	2,435	4,296	4,357
Data processing	995	945	1,903	1,915
Software license and maintenance	438	528	927	1,004
Marketing	163	301	362	599
Loan related	301	801	901	1,044
Real estate acquired by foreclosure, net	223	381	515	681
Other	891	1,788	2,442	3,057
Total noninterest expense	19,611	20,675	40,450	40,162

INCOME BEFORE INCOME TAXES	19,883	5,648	31,037	8,544
PROVISION FOR INCOME TAXES	6,985	2,017	10,927	3,074
NET INCOME	$12,898	$3,631	$20,110	$5,470

EARNINGS PER SHARE:
Basic	$0.35	$0.10	$0.54	$0.15
Diluted	$0.35	$0.10	$0.54	$0.15

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET INCOME	$12,898	$3,631	$20,110	$5,470
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	1,562	55	(14)	971
Total other comprehensive income (loss) before tax	1,562	55	(14)	971

DEFERRED TAX EXPENSE (BENEFIT) RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	547	19	(5)	340
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1,015	36	(9)	631
COMPREHENSIVE INCOME	$13,913	$3,667	$20,101	$6,101

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2016	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net income	-	-	-	5,470	-	-	5,470
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $340 and reclassification adjustment	-	-	-	-	631	-	631
Purchase of treasury stock	-	-	-	-	-	(1,253)	(1,253)
Issuance of common stock in connection with exercise of stock options	-	-	71	-	-	-	71
Stock-based compensation expense	-	-	620	-	-	-	620
BALANCE — June 30, 2016	36,788	$368	$379,209	$55,569	$1,048	$(1,253)	$434,941

BALANCE — January 1, 2017	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	-	-	-	20,110	-	-	20,110
Net change in unrealized gains and losses on available-for-sale securities, net of tax benefits of $5 and reclassification adjustment	-	-	-	-	(9)	-	(9)
Issuance of common stock in connection with exercise of stock options	225	-	456	-	-	-	456
Stock-based compensation expense	-	-	702	-	-	-	702
BALANCE — June 30, 2017	37,213	$372	$384,119	$69,237	$(734)	$(1,253)	$451,741

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,110	$5,470
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	542	427
Accretion of loan discounts, net	(2,470)	(4,579)
Amortization of deposit premiums	(567)	(1,532)
Amortization of core deposit intangibles	760	804
Amortization and accretion of borrowing and debt valuation allowance, net	210	79
Amortization of issuance costs of subordinated notes	72	-
Provision for loan losses	7,655	27,000
Depreciation	1,048	1,251
Net gain on sale of available-for-sale securities	(294)	-
Net loss on sale of real estate acquired by foreclosure	147	61
Net gain on loans held-for-sale	(84)	(41)
Net gain on sale of guaranteed portion of loans	(2,805)	(1,996)
Originations of loans held-for-sale	-	(1,094)
Proceeds from sales of and principal collected on loans held-for-sale	13,903	1,519
Writedown of real estate acquired by foreclosure	185	-
Stock-based compensation expense	1,059	509
Deferred tax benefit	(1,201)	(6,397)
Decrease (increase) in accrued interest receivable and other assets, net	15,222	(1,288)
Increase (decrease) in accrued interest payable and other liabilities, net	(3,473)	2,250
Net cash provided by operating activities	50,019	22,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	37,329	79,210
Proceeds from the sale of available-for-sale securities	279,168	-
Purchases of available-for-sale securities	(729,200)	-
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	3,815	4,419
Purchases of held-to-maturity securities	-	(1,963)
Proceeds from sales of guaranteed portion of loans	33,606	22,375
Proceeds from sales of real estate acquired by foreclosure	3,967	6,265
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(7,329)	6,129
Purchases of Federal Reserve Bank stock	(24)	(3,729)
Net increase in loans held for investment	(68,624)	(93,767)
Investment in construction of premises and purchases of other fixed assets	(212)	(221)
Net cash (used in) provided by investing activities	(447,504)	18,718

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	(13,711)	108,045
Net decrease in securities sold under agreements to repurchase	1,728	154
Net proceeds (repayments) of other short-term borrowed funds	155,000	(64,250)
Proceeds from other long-term borrowed funds	-	50,000
Repayment of other long-term borrowed funds	-	(58,884)
Proceeds from issuance of common stock due to exercise of stock options	456	71
Purchase of treasury stock	-	(1,253)
Net cash provided by financing activities	143,473	33,883

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(254,012)	$75,044

CASH AND CASH EQUIVALENTS:
Beginning of period	389,007	124,906
End of period	$134,995	$199,950

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$5,270	$420
Transfer of loans to held-for-sale	$7,860	$6,253

SUPPLEMENTAL INFORMATION:
Interest paid	$15,108	$11,139
Income taxes paid	$7,300	$7,500

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income	$12,898		$3,631		$20,110		$5,470

Basic:
Weighted average shares outstanding	37,023	$0.35	36,613	$0.10	37,007	$0.54	36,660	$0.15

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	241		-		227		5
Total	37,264	$0.35	36,613	$0.10	37,234	$0.54	36,665	$0.15

On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of June 30, 2017, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.

3. RECENT ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

FASB ASU No. 2017-09 —  “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” Issued in May 2017, ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s financial statements.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

JUNE 30, 2017

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

FASB ASU No. 2014-09 — “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers.  The Company will adopt ASU 2014-09, effective January 1, 2018, using the modified retrospective application with a cumulative-effect adjustment, if such adjustment is significant. The Company continues to evaluate the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amounts of $72.5 million and $65.1 million at June 30, 2017 and December 31, 2016, respectively, as a result of this requirement.

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
SBA guaranteed securities	$102,239	$379	$(35)	$102,583
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	288,027	1,246	(343)	288,930
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	66,153	340	(107)	66,386
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	187,295	9	(2,467)	184,837
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	31,194	71	-	31,265
Corporate debt securities	1,787	7	-	1,794
Obligations of municipal subdivisions	236	7	-	243
CRA qualified investment fund	11,298	-	(236)	11,062
Total	$688,229	$2,059	$(3,188)	$687,100

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$13,001	$140	$(138)	$13,003
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	18,649	7	(424)	18,232
Total	$31,650	$147	$(562)	$31,235

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	-	(1)	235
CRA qualified investment fund	11,183	-	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	June 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$1,787	$1,794	$-	$-
Due after one year through five years	102,239	102,583	-	-
Due after five years through ten years	236	243	-	-
	104,262	104,620	-	-

Mortgage-backed securities and collateralized mortgage obligations	572,669	571,418	31,650	31,235
CRA qualified investment fund	11,298	11,062	-	-
Total	$688,229	$687,100	$31,650	$31,235

During the six months ended of June 30, 2017, proceeds of $279.2 million were received from sales of securities classified as available-for-sale.  The sales resulted in a net gain of $294 thousand, which is comprised of $777 thousand in gross realized gains, offset by $483 thousand in gross realized losses. There were no sales of securities during the three or six months ended June 30, 2016.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

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

As of June 30, 2017, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of June 30, 2017.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	June 30, 2017
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
SBA guaranteed securities	$27,130	$(35)	$27,095	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	67,723	(292)	67,431	5,222	(51)	5,171
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	12,925	(107)	12,818	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	174,882	(2,415)	172,467	2,645	(52)	2,593
CRA qualified investment fund	11,298	(236)	11,062	-	-	-
Total	$293,958	$(3,085)	$290,873	$7,867	$(103)	$7,764

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$5,715	$(110)	$5,605	$847	$(28)	$819
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	8,909	(124)	8,785	6,928	(300)	6,628
Total	$14,624	$(234)	$14,390	$7,775	$(328)	$7,447

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

	December 31, 2016
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$100,517	$(403)	$100,114	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	60,233	(405)	59,828	4,121	(25)	4,096
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	29,916	(492)	29,424	2,874	(71)	2,803
Corporate debt securities	1,785	(14)	1,771	-	-	-
Obligations of municipal subdivisions	236	(1)	235	-	-	-
CRA qualified investment fund	11,183	(270)	10,913	-	-	-
Total	$203,870	$(1,585)	$202,285	$6,995	$(96)	$6,899

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$8,551	$(234)	$8,317	$860	$(33)	$827
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	12,141	(191)	11,950	7,644	(345)	7,299
Total	$20,692	$(425)	$20,267	$8,504	$(378)	$8,126

The average loss on securities in an unrealized loss position was 1.16% and 1.04% of the amortized cost basis at June 30, 2017 and December 31, 2016, respectively. There were nine securities in an unrealized loss position of greater than 12 months at both June 30, 2017 and December 31, 2016.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2017 or December 31, 2016.

Securities with an amortized cost of $7.8 million and $12.2 million and fair value of $7.9 million and $12.2 million were pledged and available to be sold under repurchase agreements at June 30, 2017 and December 31, 2016, respectively. Securities with an amortized cost of $45.6 million and $73.0 million and fair value of $45.1 million and $72.6 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at June 30, 2017 and December 31, 2016, respectively. Securities with an amortization cost and fair value of $1.3 million at December 31, 2016 were pledged to collateralize public deposits.  In addition, securities with an amortized cost of $4.5 million and $5.2 million and fair value of $4.5 million and $5.2 million were pledged as collateral for the Company’s derivative instruments at June 30, 2017 and December 31, 2016, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	June 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$1,052,354	$91,978	$1,144,332
Real estate:
Owner occupied commercial real estate	306,514	100,803	407,317
Commercial real estate	807,341	301,896	1,109,237
Construction, land & land development	153,522	48,470	201,992
Residential mortgage	137,918	101,916	239,834
Consumer and other	19,105	1,538	20,643
Total loans held for investment	$2,476,754	$646,601	$3,123,355

Total loans held for sale	$16,330	$1,700	$18,030

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210
Commercial real estate	816,029	327,722	1,143,751
Construction, land & land development	179,999	69,705	249,704
Residential mortgage	127,445	117,746	245,191
Consumer and other	9,248	2,191	11,439
Total loans held for investment	$2,301,928	$796,292	$3,098,220

Total loans held for sale	$23,989	$-	$23,989

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

Included in the loans held for investment balance was $15.3 million and $17.4 million of net deferred loan origination fees and unamortized premium and discount at June 30, 2017 and December 31, 2016, respectively. Also included in loans at June 30, 2017 and December 31, 2016 was $1.1 million and $3.0 million, respectively, in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.2 million and $7.4 million at June 30, 2017 and December 31, 2016, respectively. Consumer and other loans include overdrafts of $42 thousand and $73 thousand as of June 30, 2017 and December 31, 2016, respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Reserved-based energy loans held for investment represented approximately 0.4% and 0.5% of total funded loans as of June 30, 2017 and December 31, 2016, respectively.  Energy-related service industry loans represented approximately 1.9% and 2.6% of total funded loans as of June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017, and December 31, 2016, $12.2 million and $14.0 million of reserved-based energy loans and $32.3 million and $42.2 million of energy-related service industry loans were impaired, respectively.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSAs.  The Company does not have any significant concentration to any one industry or customer. As of June 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	June 30, 2017
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$407,566	$698,487	$38,279	$1,144,332
Real estate:
Owner occupied commercial real estate	36,835	146,189	224,293	407,317
Commercial real estate	140,769	725,757	242,711	1,109,237
Construction, land & land development	69,334	102,030	30,628	201,992
Residential mortgage	25,887	53,390	160,557	239,834
Consumer and Other	8,252	3,055	9,336	20,643

Total loans held for investment	$688,643	$1,728,908	$705,804	$3,123,355

Fixed rate	$96,805	$408,214	$108,451	$613,470
Floating rate	591,838	1,320,694	597,353	2,509,885

Total loans held for investment	$688,643	$1,728,908	$705,804	$3,123,355

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the periods ended June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Beginning balance	$5,813	$9,741
Advances	-	503
Repayments	(5,813)	(4,431)
Ending Balance	$-	$5,813

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$23,743	$30,694
Recorded investment	20,506	25,188
Discount, net	$3,237	$5,506

Other acquired loans:
Outstanding principal balance	629,233	775,709
Deferred fees, net	(135)	(174)
Recorded investment	626,095	771,104
Discount, net	$3,003	$4,431

Total acquired loans:
Outstanding principal balance	652,976	806,403
Deferred fees, net	(135)	(174)
Recorded investment	646,601	796,292
Discount, net	$6,240	$9,937

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$2,544	$966
Reclassifications from non-accretable discount	327	-
Accretion	(695)	(38)
Balance at period end	$2,176	$928

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	June 30, 2017
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,408	$-	$1,408	$37,909	$-	$1,013,037	$1,052,354
Real estate:
Owner occupied commercial real estate	504	-	504	-	-	306,010	306,514
Commercial real estate	4,952	393	5,345	1,979	-	800,017	807,341
Construction, land & land development	1,974	195	2,169	-	-	151,353	153,522
Residential mortgage	4,763	371	5,134	2,038	-	130,746	137,918
Consumer and other	155	-	155	54	-	18,896	19,105
Total originated loans	$13,756	$959	$14,715	$41,980	$-	$2,420,059	$2,476,754

Acquired Loans
Commercial & industrial	$4,256	$24	$4,280	$11,595	$2,288	$73,815	$91,978
Real estate:
Owner occupied commercial real estate	586	-	586	6,958	5,131	88,128	100,803
Commercial real estate	128	56	184	-	10,607	291,105	301,896
Construction, land & land development	1,090	612	1,702	1,467	18	45,283	48,470
Residential mortgage	75	1,000	1,075	403	2,462	97,976	101,916
Consumer and other	-	-	-	216	-	1,322	1,538
Total acquired loans	$6,135	$1,692	$7,827	$20,639	$20,506	$597,629	$646,601
Total loans held for investment	$19,891	$2,651	$22,542	$62,619	$20,506	$3,017,688	$3,123,355

	December 31, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,515	$1,106	$2,621	$36,331	$-	$865,379	$904,331
Real estate:
Owner occupied commercial real estate	1,941	-	1,941	-	-	262,935	264,876
Commercial real estate	1,612	-	1,612	2,059	-	812,358	816,029
Construction, land & land development	4,375	-	4,375	-	-	175,624	179,999
Residential mortgage	1,791	63	1,854	1,254	-	124,337	127,445
Consumer and other	139	-	139	119	-	8,990	9,248
Total originated loans	$11,373	$1,169	$12,542	$39,763	$-	$2,249,623	$2,301,928

Acquired Loans
Commercial & industrial	$2,854	$-	$2,854	$23,424	$4,506	$118,810	$149,594
Real estate:
Owner occupied commercial real estate	223	-	223	8,942	5,339	114,830	129,334
Commercial real estate	2,529	-	2,529	2,002	10,807	312,384	327,722
Construction, land & land development	488	-	488	978	1,819	66,420	69,705
Residential mortgage	2,768	-	2,768	1,692	2,717	110,569	117,746
Consumer and other	226	-	226	5	-	1,960	2,191
Total acquired loans	9,088	-	9,088	37,043	25,188	724,973	796,292
Total loans held for investment	$20,461	$1,169	$21,630	$76,806	$25,188	$2,974,596	$3,098,220

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	June 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$33,755	$9,502	$43,257
Accruing loans past due 90 days or more	959	1,692	2,651
Restructured loans - nonaccrual	8,225	11,137	19,362
Restructured loans - accruing	4,204	3,433	7,637
Total nonperforming loans	$47,143	$25,764	$72,907

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

Based on an analysis of impaired loans at June 30, 2017 and December 31, 2016, an allowance of $7.5 million and $1.8 million, respectively, was allocated to impaired loans. There was approximately $181 thousand and $284 thousand in interest recognized on impaired loans, for the three months ended June 30, 2017 and 2016, respectively.  There was approximately $335 thousand and $375 thousand in interest recognized on impaired loans, for the six months ended June 30, 2017 and 2016, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

Impaired loans of $62.6 million and $76.8 million at June 30, 2017 and December 31, 2016 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended June 30, 2017 and 2016 was approximately $1.1 million and $681 thousand, respectively, and for the six months ended June 30, 2017 and 2016 was approximately $2.8 million and $1.6 million,  respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$40,013	$3	$52,269	$12
Owner occupied commercial real estate	-	-	783	-
Commercial real estate	1,993	-	5,251	81
Construction, land & land development	-	-	151	180
Residential mortgage	2,251	20	641	9
Consumer and other	124	1	82	2
Total originated loans	$44,381	$24	$59,177	$284

Acquired Loans
Commercial & industrial	$19,949	$133	$1,318	$-
Owner occupied commercial real estate	8,141	-	560	-
Commercial real estate	1,266	-	1,901	-
Construction, land & land development	1,440	15	-	-
Residential mortgage	1,052	9	1,704	-
Consumer and other	216	-	2	-
Total acquired loans	$32,064	$157	$5,485	$-
Total	$76,445	$181	$64,662	$284

	Six Months Ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$38,924	$11	$45,246	$19
Owner occupied commercial real estate	-	-	796	-
Commercial real estate	3,752	-	5,283	162
Construction, land & land development	-	-	307	180
Residential mortgage	2,455	26	509	9
Consumer and other	167	2	110	4
Total originated loans	$45,298	$39	$52,251	$374

Acquired Loans
Commercial & industrial	$24,636	$272	$1,012	$-
Owner occupied commercial real estate	8,507	-	497	-
Commercial real estate	1,619	-	1,745	-
Construction, land & land development	1,268	15	-	-
Residential mortgage	1,244	9	1,557	1
Consumer and other	145	-	1	-
Total acquired loans	$37,419	$296	$4,812	$1
Total	$82,717	$335	$57,063	$375

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$21,083	$21,262	$-
Commercial real estate	1,979	1,986	-
Residential mortgage	2,039	2,034	-
Consumer and other	27	27	-
Total with no related allowance recorded:	$25,128	$25,309	$-

With an allowance recorded:
Commercial & industrial	$21,002	$21,032	$7,050
Consumer and other	54	54	29
Total with an allowance recorded:	$21,056	$21,086	$7,079
Total originated loans	$46,184	$46,395	$7,079

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$10,055	$10,062	$-
Owner occupied commercial real estate	6,958	6,992	-
Construction, land & land development	1,467	1,480	-
Residential mortgage	383	383	-
Total with no related allowance recorded:	$18,863	$18,917	$-

With an allowance recorded:
Commercial & industrial	$4,974	$5,044	$157
Residential mortgage	20	20	20
Consumer and other	215	210	212
Total with an allowance recorded:	$5,209	$5,274	$389
Total acquired loans	$24,072	$24,191	$389

Total:
Commercial & industrial	$57,114	$57,400	$7,207
Real estate	12,846	12,895	20
Consumer and other	296	291	241
Total	$70,256	$70,586	$7,468

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	June 30, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$955,070	$20,950	$27,960	$10,465	$37,909	$-	$-	$1,052,354
Owner Occupied Commercial Real Estate	290,525	7,149	5,724	3,116	-	-	-	306,514
Commercial Real Estate	711,278	45,481	39,360	9,243	1,979	-	-	807,341
Construction & Land Development	146,196	333	2,583	4,410	-	-	-	153,522
Residential Mortgage	121,761	5,856	4,428	3,835	2,038	-	-	137,918
Other Consumer	19,023	2	-	26	54	-	-	19,105
Total originated loans	$2,243,853	$79,771	$80,055	$31,095	$41,980	$-	$-	$2,476,754

Acquired Loans
Commercial & Industrial	$50,407	$7,147	$8,945	$11,596	$11,595	$-	$2,288	$91,978
Owner Occupied Commercial Real Estate	78,583	340	9,791	-	6,958	-	5,131	100,803
Commercial Real Estate	243,221	20,296	26,367	1,405	-	-	10,607	301,896
Construction & Land Development	30,459	12,490	3,173	863	1,467	-	18	48,470
Residential Mortgage	96,287	1,413	1,156	195	403	-	2,462	101,916
Other Consumer	1,322	-	-	-	216	-	-	1,538
Total acquired loans	$500,279	$41,686	$49,432	$14,059	$20,639	$-	$20,506	$646,601

Total loans	$2,744,132	$121,457	$129,487	$45,154	$62,619	$-	$20,506	$3,123,355

	December 31, 2016
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$818,352	$11,427	$24,133	$14,088	$34,520	$1,811	$-	$904,331
Owner Occupied Commercial Real Estate	247,868	13,169	513	3,326	-	-	-	264,876
Commercial Real Estate	716,744	35,812	55,230	6,184	2,059	-	-	816,029
Construction & Land Development	171,287	5,590	1,931	1,191	-	-	-	179,999
Residential Mortgage	118,042	6,079	573	1,497	1,254	-	-	127,445
Other Consumer	9,032	5	58	34	119	-	-	9,248
Total originated loans	$2,081,325	$72,082	$82,438	$26,320	$37,952	$1,811	$-	$2,301,928

Acquired Loans
Commercial & Industrial	$69,304	$2,982	$15,528	$33,850	$23,424	$-	$4,506	$149,594
Owner Occupied Commercial Real Estate	94,450	2,533	9,788	8,282	8,942	-	5,339	129,334
Commercial Real Estate	248,583	23,854	39,833	2,643	2,002	-	10,807	327,722
Construction & Land Development	49,849	12,859	2,577	1,623	978	-	1,819	69,705
Residential Mortgage	111,818	948	215	356	1,692	-	2,717	117,746
Other Consumer	1,972	-	214	-	5	-	-	2,191
Total acquired loans	$575,976	$43,176	$68,155	$46,754	$37,043	$-	$25,188	$796,292

Total loans	$2,657,301	$115,258	$150,593	$73,074	$74,995	$1,811	$25,188	$3,098,220

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Six Months Ended
	June 30, 2017			June 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of June 30, 2016
	(Dollars in thousands)

Commercial & industrial	3	$2,526	$2,509	-	$-	$-
Owner occupied commercial real estate	3	5,501	5,492	-	-	-
Construction, land & land development	2	831	820	-	-	-
Consumer and other	1	208	214	-	-	-
Total	9	$9,066	$9,035	-	$-	$-

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the six months ended June 30, 2017, the Company added $9.1 million in new troubled debt restructuring of which $9.0 million was still outstanding on June 30, 2017.  The decrease in outstanding balance was primarily due to payments received.  For the six months ended June 30, 2016, the Company did not add new troubled debt restructurings.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $645 thousand related to $8.4 million of these loans at June 30, 2017.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance March 31, 2017	Provision	Charge-offs	Recoveries	Balance June 30, 2017
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$15,155	$1,736	$(308)	$23	$16,606
Owner occupied commercial real estate	2,763	62	-	-	2,825
Commercial real estate	8,347	(162)	-	-	8,185
Construction, land & land development	1,536	40	-	-	1,576
Residential mortgage	1,119	37	-	9	1,165
Consumer and other	191	103	(126)	4	172
Total originated loans	$29,111	$1,816	$(434)	$36	$30,529

Acquired Loans
Commercial & industrial	$586	$(321)	$(158)	$50	$157
Owner occupied commercial real estate	1,064	(103)	(961)	-	-
Commercial real estate	340	144	-	3	487
Construction, land & land development	9	(6)	-	-	3
Residential mortgage	611	(20)	-	7	598
Consumer and other	215	-	-	2	217
Total acquired loans	$2,825	$(306)	$(1,119)	$62	$1,462
Total	$31,936	$1,510	$(1,553)	$98	$31,991

	Balance March 31, 2016	Provision	Charge-offs	Recoveries	Balance June 30, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$24,352	$9,421	$(3,006)	$113	$30,880
Owner occupied commercial real estate	2,083	41	-	-	2,124
Commercial real estate	7,200	340	-	-	7,540
Construction, land & land development	2,837	(410)	-	(1)	2,426
Residential mortgage	1,244	(75)	-	3	1,172
Consumer and other	367	(291)	(23)	6	59
Total originated loans	$38,083	$9,026	$(3,029)	$121	$44,201

Acquired Loans
Commercial & industrial	$379	$299	$(330)	$62	$410
Owner occupied commercial real estate	192	565	(177)	-	580
Commercial real estate	24	1	-	-	25
Construction, land & land development	31	746	-	48	825
Residential mortgage	994	357	-	17	1,368
Consumer and other	11	6	(14)	8	11
Total acquired loans	$1,631	$1,974	$(521)	$135	$3,219
Total	$39,714	$11,000	$(3,550)	$256	$47,420

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance June 30, 2017
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$9,491	$7,970	$(1,443)	$588	$16,606
Owner occupied commercial real estate	2,609	216	-	-	2,825
Commercial real estate	8,576	(391)	-	-	8,185
Construction, land & land development	1,852	(276)	-	-	1,576
Residential mortgage	1,134	(3)	-	34	1,165
Consumer and other	193	(9)	(134)	122	172
Total originated loans	$23,855	$7,507	$(1,577)	$744	$30,529

Acquired Loans
Commercial & industrial	$1,260	$(838)	$(335)	$70	$157
Owner occupied commercial real estate	-	957	(961)	4	-
Commercial real estate	437	47	-	3	487
Construction, land & land development	115	(91)	(95)	74	3
Residential mortgage	685	(126)	-	39	598
Consumer and other	12	199	-	6	217
Total acquired loans	$2,509	$148	$(1,391)	$196	$1,462
Total	$26,364	$7,655	$(2,968)	$940	$31,991

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$51,189	$(65,684)	$902	$9,491
Owner occupied commercial real estate	1,675	934	-	-	2,609
Commercial real estate	4,525	4,077	(26)	-	8,576
Construction, land & land development	2,337	(485)	-	-	1,852
Residential mortgage	815	271	-	48	1,134
Consumer and other	286	(5)	(110)	22	193
Total originated loans	$32,722	$55,981	$(65,820)	$972	$23,855

Acquired Loans
Commercial & industrial	$46	$3,816	$(2,700)	$98	$1,260
Owner occupied commercial real estate	4	1,384	(1,405)	17	-
Commercial real estate	166	737	(466)	-	437
Construction, land & land development	8	1,654	(1,631)	84	115
Residential mortgage	1	1,125	(548)	107	685
Consumer and other	-	3	(15)	24	12
Total acquired loans	$225	$8,719	$(6,765)	$330	$2,509
Total	$32,947	$64,700	$(72,585)	$1,302	$26,364

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

	Balance December 30, 2015	Provision	Charge-offs	Recoveries	Balance June 30, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$19,978	$(12,871)	$689	$30,880
Owner occupied commercial real estate	1,675	449	-	-	2,124
Commercial real estate	4,525	3,015	-	-	7,540
Construction, land & land development	2,337	89	-	-	2,426
Residential mortgage	815	354	-	3	1,172
Consumer and other	286	(194)	(43)	10	59
Total originated loans	$32,722	$23,691	$(12,914)	$702	$44,201

Acquired Loans
Commercial & industrial	$46	$641	$(345)	$68	$410
Owner occupied commercial real estate	4	753	(177)	-	580
Commercial real estate	166	(141)	-	-	25
Construction, land & land development	8	744	-	73	825
Residential mortgage	1	1,299	(6)	74	1,368
Consumer and other	-	13	(14)	12	11
Total acquired loans	$225	$3,309	$(542)	$227	$3,219
Total	$32,947	$27,000	$(13,456)	$929	$47,420

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	June 30, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,010,269	$42,085	$-	$1,052,354	$9,556	$7,050	$-	$16,606
Owner occupied commercial real estate	306,514	-	-	306,514	2,825	-	-	2,825
Commercial real estate	805,362	1,979	-	807,341	8,185	-	-	8,185
Construction, land & land development	153,522	-	-	153,522	1,576	-	-	1,576
Residential mortgage	135,879	2,039	-	137,918	1,165	-	-	1,165
Consumer and other	19,024	81	-	19,105	143	29	-	172
Total originated loans	$2,430,570	$46,184	$-	$2,476,754	$23,450	$7,079	$-	$30,529

Acquired Loans
Commercial & industrial	$74,661	$15,029	$2,288	$91,978	$-	$157	$-	$157
Owner occupied commercial real estate	88,714	6,958	5,131	100,803	-	-	-	-
Commercial real estate	291,289	-	10,607	301,896	487	-	-	487
Construction, land & land development	46,984	1,468	18	48,470	3	-	-	3
Residential mortgage	99,052	402	2,462	101,916	561	20	17	598
Consumer and other	1,323	215	-	1,538	5	212	-	217
Total acquired loans	$602,023	$24,072	$20,506	$646,601	$1,056	$389	$17	$1,462
Total	$3,032,593	$70,256	$20,506	$3,123,355	$24,506	$7,468	$17	$31,991

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

	December 31, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$867,924	$36,407	$-	$904,331	$9,097	$394	$-	$9,491
Owner occupied commercial real estate	264,876	-	-	264,876	2,609	-	-	2,609
Commercial real estate	808,874	7,155	-	816,029	8,576	-	-	8,576
Construction, land & land development	179,999	-	-	179,999	1,852	-	-	1,852
Residential mortgage	126,190	1,255	-	127,445	1,134	-	-	1,134
Consumer and other	9,034	214	-	9,248	74	119	-	193
Total originated loans	$2,256,897	$45,031	$-	$2,301,928	$23,342	$513	$-	$23,855

Acquired Loans
Commercial & industrial	$110,413	$34,675	$4,506	$149,594	$-	$1,260	$-	$1,260
Owner occupied commercial real estate	115,053	8,942	5,339	129,334	-	-	-	-
Commercial real estate	314,913	2,002	10,807	327,722	429	-	8	437
Construction, land & land development	66,908	978	1,819	69,705	14	-	101	115
Residential mortgage	113,338	1,691	2,717	117,746	672	-	13	685
Consumer and other	2,186	5	-	2,191	10	2	-	12
Total acquired loans	$722,811	$48,293	$25,188	$796,292	$1,125	$1,262	$122	$2,509
Total	$2,979,708	$93,324	$25,188	$3,098,220	$24,467	$1,775	$122	$26,364

	June 30, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$847,384	$58,299	$-	$905,683	$11,756	$19,124	$-	$30,880
Owner occupied commercial real estate	221,984	778	-	222,762	2,124	-	-	2,124
Commercial real estate	705,201	5,230	-	710,431	7,540	-	-	7,540
Construction, land & land development	240,098	-	-	240,098	2,426	-	-	2,426
Residential mortgage	127,588	580	-	128,168	1,158	14	-	1,172
Consumer and other	7,814	108	-	7,922	59	-	-	59
Total originated loans	$2,150,069	$64,995	$-	$2,215,064	$25,063	$19,138	$-	$44,201

Acquired Loans
Commercial & industrial	$212,246	$2,332	$8,280	$222,858	$-	$201	$209	$410
Owner occupied commercial real estate	135,860	1,360	6,605	143,825	-	562	18	580
Commercial real estate	353,871	2,060	12,072	368,003	-		25	25
Construction, land & land development	86,482	-	8,345	94,827	14		811	825
Residential mortgage	135,944	2,201	4,024	142,169	780	219	369	1,368
Consumer and other	2,688	2	-	2,690	9	2	-	11
Total acquired loans	$927,091	$7,955	$39,326	$974,372	$803	$984	$1,432	$3,219
Total	$3,077,160	$72,950	$39,326	$3,189,436	$25,866	$20,122	$1,432	$47,420

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Land	$9,623	$7,660
Buildings and improvements	26,661	23,293
Furniture, fixtures and equipment	10,271	10,193
	46,555	41,146
Less accumulated depreciation	(16,447)	(15,472)
Total	$30,108	$25,674

Depreciation of premises and equipment totaled $515 thousand and $610 thousand for the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At June 30, 2017 and December 31, 2016, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2016.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2015	$85,291	$11,562
Less - amortization	-	(1,587)
Balance - December 31, 2016	$85,291	$9,975
Less amortization	-	(760)
Balance - June 30, 2017	$85,291	$9,215

Amortization of core deposit intangibles was $380 thousand and $402 thousand for the three months ended June 30, 2017 and 2016, respectively, and $760 thousand and $804 thousand for the six months ended June 30, 2017 and 2016, respectively.

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

JUNE 30, 2017

(Unaudited)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

June 30, 2017
(Dollars in thousands)

2017	$712
2018	1,196
2019	1,080
2020	992
2021	905
Thereafter	4,330
Total	$9,215

11. DEPOSITS

Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

2017	$396,106	$863,876
2018	641,428	263,958
2019	204,492	156,824
2020	79,154	67,739
2021	13,363	13,052
Thereafter	17,916	-
Total	$1,352,459	$1,365,449

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at June 30, 2017 and December 31, 2016, were $553.2 million and $490.7 million, respectively.

The Company had $154.4 million and $97.9 million in brokered time deposits at June 30, 2017 and December 31, 2016, respectively.  Brokered deposits represented 4.6% and 2.9% of total deposits at June 30, 2017 and December 31, 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Federal Home Loan Bank advances	$305,000	$150,000
Repurchase agreements	5,221	3,493
Total	$310,221	$153,493

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At June 30, 2017 and December 31, 2016, total unused borrowing capacity of $977.0 million and $608.8 million, respectively, was available under this arrangement. At June 30,

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

2017,  $305.0 million was outstanding with an average interest rate of 1.19% and all of the Company’s FHLB advances will mature within one year. At December 31, 2016,  $150.0 million was outstanding with an average interest rate of 0.59% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain loans and unpledged securities held in safekeeping. The total borrowing capacity increased primarily due to the purchase of securities. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At June 30, 2017 and December 31, 2016,  $336.0 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity increased due to changes in collateral margins for Dallas Fed discount window lending.

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

Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of June 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding.

13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at June 30, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

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

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.4 million at June 30, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at June 30, 2017 is set forth in the table below:

	June 30,	December 31,
	2017	2016

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,363)	(1,115)
Total subordinated notes	$33,637	$33,885

Subordinated Debentures Trust Preferred Securities — At June 30, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by an $8.3 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at June 30, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of June 30, 2017 was 1.299%.
(2)	All debentures are callable five years from issuance date.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

14. INCOME TAXES

Income tax expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

	(Dollars in thousands)

Income tax expense (benefit) for the period	$6,985	$2,017	$10,927	$3,074
Effective Tax Rate	35.1%	35.7%	35.2%	36.0%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to the nontaxable earnings on bank owned life insurance and tax exempt interest income earned on certain investment securities and loans, less state tax expense, net of federal effect, and other non-deductible expenses.

Net deferred tax assets totaled $12.5 million at June 30, 2017 and $11.3 million at December 31, 2016. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

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

Stock Options. At June 30, 2017 and December 31, 2016 there were 427,000 and 389,500 time based options outstanding under the 2014 Plan, respectively.  The Company has two additional stock options plans, which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At June 30, 2017 there were 369,410 time based options, 994,385 performance options and 308,526 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2016 there were 377,015 time based options, 1,020,242 performance options and 316,550 super-performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At June 30, 2017 and December 31, 2016, there were 87,500 and 127,500 options outstanding under the 2006 Option Plan, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At June 30, 2017 and December 31, 2016, there were 306,250 and 288,500 restricted stock units outstanding under the 2014 Plan, respectively.  Total restricted stock units compensation expense was $196 thousand and $190 thousand for the three months ended June 30, 2017 and 2016, respectively, and $406 thousand and $402 thousand for the six months ended June 30, 2017 and 2016, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of June 30, 2017 and December 31, 2016, there were 73,000 and 93,000 units outstanding under the SAR Plan, respectively.

For the three and six months ended June 30, 2017, $169 thousand and $357 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded.  For the three and six months ended June 30, 2016, a $90 thousand and $112 thousand reversal of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended June 30, 2017 and 2016, were $348 thousand and $325 thousand, respectively, and for the six months ended June 30, 2017 and 2016, were $704 thousand and $651 thousand, respectively.

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

	June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$868,175	$440,617	$43,667	$-	$1,352,459
Federal Home Loan Bank advances	306,265	-	-	-	306,265
Subordinated debentures and subordinated notes	3,780	3,656	9,347	81,256	98,039
Operating leases	2,338	3,112	2,113	3,326	10,889
Total	$1,180,558	$447,385	$55,127	$84,582	$1,767,652

Payments for the FHLB advances includes interest of $1.3 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $40.9 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at June 30, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated is as follows:

June 30, 2017
(Dollars in thousands)

2017	$1,182
2018	2,033
2019	1,610
2020	1,237
2021	1,099
Thereafter	3,728
Total	$10,889

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $578 thousand and $553 thousand for the three months ended June 30, 2017 and 2016, respectively, and was $1.2 million and $1.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$337,318	$183,778	$59,951	$56,652	$637,699
Standby and commercial letters of credit	7,274	2,483	163	800	10,720
Total	$344,592	$186,261	$60,114	$57,452	$648,419

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

JUNE 30, 2017

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

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	June 30, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$190,947	2.19% - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.2 years	$(230)

Correspondent interest rate swap:
pay fixed/receive floating	$190,947	2.19% - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.2 years	$214

	December 31, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$609

Correspondent interest rate swap:
pay fixed/receive floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$(691)

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet (included in other assets and other liabilities). The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	June 30, 2017			December 31, 2016
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Financial institution counterparty:
Interest rate swaps	$190,947	$704	$933	$185,637	$698	$1,389
Interest rate caps and collars	37,896	52	-	16,482	5	-
Commercial customer counterparty:
Interest rate swaps	190,947	890	676	185,637	1,307	698
Interest rate caps and collars	37,896	-	52	16,482	-	5
Gross derivatives		1,646	1,661		2,010	2,092
Offsetting derivatives assets/liabilities		(667)	(667)		(698)	(698)
Net derivatives included in the consolidated balance sheets		$979	$994		$1,312	$1,394

The strike rate for the outstanding caps was 6.00% at both June 30, 2017 and December 31, 2016.  The rates for the outstanding interest rate collars were 4.55% and 5.80% at June 30, 2017.  There were no interest rate collars outstanding at December 31, 2016.

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

Financial institutions are categorized as “well capitalized” or “adequately capitalized”, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of “adequately capitalized” as of June 30, 2017 and December 31, 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be “well capitalized”. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below “well-capitalized” status. In addition, a change may result in imposition of

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	June 30, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$438,178	12.4%	$283,325	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	372,154	10.5	212,493	6.0	N/A	N/A
Common equity tier 1 capital	359,002	10.1	159,370	4.5	N/A	N/A
Tier I capital (to average assets)	372,154	9.3	160,158	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$409,078	11.7%	$280,342	8.0%	$350,428	10.0%
Tier 1 capital (to risk weighted assets)	383,078	10.9	210,257	6.0	280,342	8.0
Common equity tier 1 capital	383,078	10.9	157,692	4.5	227,778	6.5
Tier I capital (to average assets)	383,078	9.6	159,071	4.0	198,839	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the Office of the Comptroller of the Currency (the “OCC”) may require the Bank to maintain capital ratios above the required minimums.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended June 30, 2017 and December 31, 2016.

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

JUNE 30, 2017

(Unaudited)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$-	$687,100	$-	$687,100
Correspondent interest rate swaps	-	704	-	704
Customer interest rate swaps	-	890	-	890
Correspondent interest rate caps and collars	-	52	-	52

Financial Liabilities:
Correspondent interest rate swaps	$-	$933	$-	$933
Customer interest rate swaps	-	676	-	676
Customer interest rate caps and collars	-	58	-	58

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$112,881	$161,738	$-	$274,619
Correspondent interest rate swaps	-	698	-	698
Customer interest rate swaps	-	1,307	-	1,307
Correspondent interest rate caps	-	5	-	5

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,389	$-	$1,389
Customer interest rate swaps	-	698	-	698
Customer interest rate caps	-	5	-	5

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The following tables present the assets that were carried on the consolidated balance sheet at the end of the reporting period for which a nonrecurring change in the fair value was recorded during the reporting period:

	June 30, 2017
	Level 3	Total	Losses for the Six Months Ended June 30, 2017
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$26,265	$26,265	$7,152
Other real estate owned	-	-	-

	June 30, 2016
	Level 3	Total	Losses for the Six Months Ended June 30, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$54,123	$54,123	$14,999
Other real estate owned	-	-	-

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

Loans Held for Sale — The fair value of loans held-for-sale is based on commitments from investors.

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

JUNE 30, 2017

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

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at the date indicated:

	Fair Value at 6/30/2017	Valuation Technique	Unobservable Input	Range (1) (Weighted Average)
	(Dollars in thousands)

Loans held for investment	$3,165,244	Discounted cash flow	Prepayment Speed	0% to 100.00% (23.41%)
			Discount Rates	0% - 13.16% (3.76%)

Real estate acquired by foreclosure	921	Appraisal	Adjustments for comparable properties	9.93%
(1)	Represents range of factors applied to determine fair value.

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$134,995	$134,995	$-	$-	$134,995
Available-for-sale securities	687,100	-	687,100	-	687,100
Held-to-maturity securities	31,650	-	31,235	-	31,235
Other securities	25,336	25,336	-	-	25,336
Loans held for sale	18,030	-	-	18,030	18,030
Loans held for investment	3,123,355	-	-	3,165,244	3,165,244
Real estate acquired by foreclosure	921	-	-	921	921
Total	$4,021,387	$160,331	$718,335	$3,184,195	$4,062,861

Financial Liabilities:
Deposits	$3,360,422	$-	$3,360,004	$-	$3,360,004
Securities sold under agreements to repurchase	5,221	-	5,221	-	5,221
Other borrowed funds	305,000	-	304,706	-	304,706
Subordinated debentures and subordinated notes	47,454	-	42,936	-	42,936
Total	$3,718,097	$-	$3,712,867	$-	$3,712,867

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Total assets were $4.2 billion as of June 30, 2017 compared with $4.0 billion as of December 31, 2016, an increase of $160.9 million or 4.0%. Total deposits were $3.4 billion as of June 30, 2017 compared with $3.4 billion as of December 31, 2016, a decrease of $14.3 million or 0.4%. Total loans held for investment were $3.1 billion at June 30, 2017, an increase of $25.1 million or 0.8% compared with $3.1 billion as of December 31, 2016. The increase is primarily due to a $90.4 million increase in commercial and industrial loans, which includes a $39.5 million increase in mortgage warehouse balances, offset by a $47.7 million decrease in construction, land and land development loans and a $14.7 million reduction in commercial real estate loans.  Loans held for sale were $18.0 million at June 30, 2017 compared with $24.0 million as of December 31, 2016, a decrease of $6.0 million or 24.8%.  During the second quarter of 2017, the Company resolved $6.5 million in energy-related loans, which included $1.0 million in loans held for sale.  At June 30, 2017, energy loans totaled $70.9 million, or 2.3% of total loans, excluding loans held for sale.  At June 30, 2017 and December 31, 2016, we had $62.6 million and $76.8 million, respectively, in non-accrual loans and our allowance for loan losses was $32.0 million and $26.4 million, respectively. Shareholders’ equity was $451.7 million and $430.5 million at June 30, 2017 and December 31, 2016, respectively.

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

Throughout the year, management estimates the probable level of losses to determine whether the allowance for loan losses is adequate to absorb inherent losses in the existing portfolio. Based on these estimates, an amount is recorded to the provision for loan losses and credited to the allowance for loan losses in order to adjust the allowance to a level determined to be adequate to absorb inherent losses.  If economic conditions or borrower behavior deviate substantially from the assumptions utilized in the allowance calculation, increases in the allowance may be required.

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

Results of Operations

Three months ended June 30, 2017 compared with three months ended June 30, 2016.  Net income was $12.9 million for the three months ended June 30, 2017 compared with net income of $3.6 million for the three months ended June 30, 2016, an increase of $9.3 million or 255.2%.  Net earnings per diluted common share was $0.35 for the three months ended June 30, 2017 compared with net earnings per diluted common share of $0.10 for the same period in 2016, an increase of $0.25.  The Company recorded a provision for loan losses of $1.5 million, which includes $1.5 million in reserves on the energy portfolio.  The provision decreased $9.5 million from the same period in 2016, due to decrease in provision for energy loans.  We experienced returns on average common equity of 11.62% and 3.35%, returns on average assets of 1.26% and 0.38% and efficiency ratios of 47.8% and 55.4% for the three months ended June 30, 2017 and 2016, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.

Six months ended June 30, 2017 compared with six months ended June 30, 2016.  For the six months ended months ended June 30, 2017 net income available to common shareholders was $20.1 million compared with $5.5 million for the same period in 2016, an increase of $14.6 million or 267.6%. Earnings per common share on a diluted basis was $0.54 for the six months ended June 30, 2017 compared with $0.15 for the same period in 2016, an increase of $0.39. The Company recorded a provision for loan losses of $7.7 million, which includes $7.5 million in reserves on the energy portfolio.  The provision decreased $19.3 million from the same period in 2016, due to decrease in provision for energy loans.  We experienced returns on average common equity of 9.21% and 2.53%, returns on average assets of 1.00% and 0.29% and efficiency ratios of 51.1% and 53.1% for the six months ended June 30, 2017 and 2016, respectively.

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

Three months ended June 30, 2017 compared with three months ended June 30, 2016.  Net interest income before the provision for loan losses for the three months ended June 30, 2017 was $35.3 million compared with $33.5 million for the three months ended June 30, 2016, an increase of $1.8 million or 5.3%.  The increase was primarily due to an increase of $2.9 million, or 297.6%, in interest expense on securities due to the net purchases of available for sale securities during the quarter ended compared to the same period in 2016 and a $765 thousand, or 2.0%, increase in the interest earned on loans, offset by a $918 thousand increase in interest expense on transaction and saving deposits, an $808 thousand increase in interest expense related to the subordinated notes issued during the fourth quarter of 2016 and a $296 thousand increase in expense for other borrowed funds.  Interest income was $42.9 million for the three months ended June 30, 2017, an increase of $3.9 million or 9.9% compared with the three months ended June 30, 2016. Interest income on loans was $38.5 million for the three months ended June 30, 2017, an increase of $765 thousand or 2.0% compared with the three months ended June 30, 2016 primarily due to a 27 basis point increase in the in average loan yield offset by a $115.8 million decrease in average loans outstanding. Interest income on securities was $3.9 million for the three months ended June 30, 2017, an increase of $2.9 million compared with the three months ended June 30, 2016,  primarily due to a $411.9 million, or 154.2%, increase in the average securities balance and a 83 basis point increase in the average securities yield.   Interest income earned on deposits in financial institutions and federal funds sold increased $173 thousand to $331 thousand for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to a $2.4 million increase in the average balance and a 55 basis point increase in average yield. Interest expense was $7.6 million for the three months ended June 30, 2017, an increase of $2.1 million, or 38.1%, compared with the three months ended June 30, 2016.  Interest expense on deposits was $6.0 million for the three months ended June 30, 2017, an increase of $1.0 million, or 20.0%, compared with the three months ended June 30, 2016, primarily due to a 12 basis point increase in the average cost of interest-bearing deposits and an increase of $95.2 million in the average balance.  Interest expense on subordinated debentures and subordinated notes was $1.1 million for the three months ended June 30, 2017, an increase of $808 thousand, or 332.5%, compared with the three months ended June 30, 2016, primarily due to the

December 2016 issuance of $35.0 million in subordinated notes.  During the three months ended June 30, 2017, average noninterest-bearing deposits increased $99.7 million from $592.6 million during the three months ended June 30, 2016 to $692.4 million for the three months ended June 30, 2017. Total cost of funds, including noninterest-bearing deposits, increased 18 basis points to 0.84% for the three months ended June 30, 2017 compared to 0.66% for the same period in 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended June 30, 2017 was 3.63%, a decrease of 11 basis points compared with 3.74% for the same period in 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016. Net interest income before the provision for loan losses for the six months ended June 30, 2017 was $67.9 million compared with $67.8 million for the six months ended June 30, 2016, an increase of $179 thousand or 0.3%.  Interest income was $82.5 million for the six months ended June 30, 2017, an increase of $4.7 million or 6.0% compared with the six months ended June 30, 2016.  Interest income on loans was $74.8 million for the six months ended June 30, 2017, a decrease of $209 thousand or 0.3% compared with the six months ended June 30, 2016.  Interest income on securities was $6.5 million for the six months ended June 30, 2017, an increase of $4.4 million or 214.7% compared with the six months ended June 30, 2016 due primarily to a $335.7 million increase in the average securities balance and a 66 basis point increase in the average securities yield.  Interest income earned on deposits in financial institutions and federal funds sold increased $457 thousand to $740 thousand for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to a $45.5 million increase in the average balance and a 44 basis point increase in average yield.  Interest expense was $14.5 million for the six months ended June 30, 2017, an increase of $4.5 million, or 45.1%, compared with the six months ended June 30, 2016.  Interest expense on deposits was $11.6 million for the six months ended June 30, 2017, an increase of $2.7 million, or 30.0%, compared with the six months ended June 30, 2016, primarily due to a 15 basis point increase in the average cost of interest-bearing deposits and an increase of $196.7 million in the average balance.    Interest expense on subordinated debentures and subordinated notes was $2.1 million for the six months ended June 30, 2017, an increase of $1.6 million, or 335.8%, compared with the six months ended June 30, 2016, primarily due to the December 2016 issuance of $35.0 million in subordinated notes.  During the six months ended June 30, 2017, average noninterest-bearing deposits increased $65.8 million from $602.6 million during the six months ended June 30, 2016 to $668.4 million for the six months ended June 30, 2017.  Total cost of funds, including noninterest-bearing deposits, increased 21 basis points to 0.81% for the six months ended June 30, 2017 compared to 0.60% for the same period in 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the six months ended June 30, 2017 was 3.55%, a decrease of 26 basis points compared with 3.81% for the same period in 2016.

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

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans(1)	$3,072,674	$38,476	5.02%	$3,188,438	$37,711	4.76%
Securities	678,886	3,928	2.32	267,019	988	1.49
Other investments	22,932	197	3.45	24,542	205	3.36
Interest earning deposits in financial institutions and federal funds sold	124,663	331	1.06	122,262	158	0.52
Total interest-earning assets	3,899,155	42,932	4.42%	3,602,261	39,062	4.36%

Allowance for loan losses	(32,036)			(42,020)
Noninterest-earning assets	229,267			243,591
Total assets	$4,096,386			$3,803,832

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,361,929	$2,230	0.66%	$1,151,728	$1,312	0.46%
Certificates and other time deposits	1,309,477	3,786	1.16	1,424,437	3,702	1.05
Securities sold under agreements to repurchase	4,457	2	0.18	3,680	1	0.11
Other borrowed funds	217,896	558	1.03	165,776	263	0.64
Subordinated debentures and subordinated notes	47,376	1,051	8.90	13,346	243	7.32
Total interest-bearing liabilities	2,941,135	7,627	1.04%	2,758,967	5,521	0.80%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	692,379			592,649
Other liabilities	17,538			16,757
Total liabilities	3,651,052			3,368,373
Shareholders’ equity	445,334			435,459
Total liabilities and shareholders’ equity	$4,096,386			$3,803,832

Net interest rate spread			3.38%			3.56%
Net interest income and margin(2)		$35,305	3.63%		$33,541	3.74%

(1)Loans held for sale and nonaccrual loans are included in the loan averages.

(2)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans(1)	$3,054,013	$74,847	4.94%	$3,156,574	$75,056	4.78%
Securities	625,676	6,511	2.10	289,939	2,069	1.44
Other investments	20,930	385	3.71	23,520	378	3.23
Interest earning deposits in financial institutions and federal funds sold	155,371	740	0.96	109,835	283	0.52
Total interest-earning assets	3,855,990	82,483	4.31%	3,579,868	77,786	4.37%

Allowance for loan losses	(29,865)			(37,549)
Noninterest-earning assets	230,659			244,309
Total assets	$4,056,784			$3,786,628

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,372,247	$4,208	0.62%	$1,109,364	$2,462	0.45%
Certificates and other time deposits	1,317,359	7,393	1.13	1,383,500	6,465	0.94
Securities sold under agreements to repurchase	3,978	3	0.15	3,901	1	0.05
Other borrowed funds	189,494	839	0.89	223,307	609	0.55
Subordinated debentures and subordinated notes	47,463	2,092	8.89	13,294	480	7.26
Total interest-bearing liabilities	2,930,541	14,535	1.00%	2,733,366	10,017	0.74%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	668,429			602,594
Other liabilities	17,273			16,706
Total liabilities	3,616,243			3,352,666
Shareholders’ equity	440,541			433,962
Total liabilities and shareholders’ equity	$4,056,784			$3,786,628

Net interest rate spread			3.31%			3.63%
Net interest income and margin(1)		$67,948	3.55%		$67,769	3.81%

(1)Loans held for sale and nonaccrual loans are included in the loan averages.

(2)The net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$(1,373)	$2,138	$765	$(2,432)	$2,223	$(209)
Securities	1,528	1,412	2,940	2,389	2,053	4,442
Other investments	(13)	5	(8)	(42)	49	7
Interest-earning deposits in financial institutions and federal funds sold	3	170	173	117	340	457
Total increase (decrease) in interest income	145	3,725	3,870	32	4,665	4,697

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$240	$678	$918	$582	$1,164	$1,746
Certificates and other time deposits	(300)	384	84	(308)	1,236	928
Securities sold under agreements to repurchase	-	1	1	-	2	2
Other borrowings	83	212	295	(92)	322	230
Subordinated debentures and subordinated notes	621	187	808	1,230	382	1,612
Total increase in interest expense	644	1,462	2,106	1,412	3,106	4,518
Decrease in net interest income	$(499)	$2,263	$1,764	$(1,380)	$1,559	$179

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2017 was $32.0 million, representing 1.02% of total loans, excluding loans held for sale, as of such date.

Three months ended June 30, 2017 compared with three months ended June 30, 2016.  We recorded $1.5 million in provision for loan losses for the three months ended June 30, 2017 compared with $11.0 million in provision for the same period in 2016. The decrease in the provision is primarily related to energy loans.   Net charge-offs for the three months ended June 30, 2017 were $1.5 million compared with net charge offs of $3.3 million for the three months ended June 30, 2016. This decrease reflected a decrease in gross charge-offs from $3.6 million to $1.6 million for the three months ended June 30, 2016 and 2017, respectively, and a decrease in recoveries from $256 thousand to $98 thousand for the three months ended June 30, 2016 and 2017, respectively.  Net charge-offs related to energy loans totaled $154 thousand million for the three months ended June 30, 2017, in comparison to $3.2 million for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016.  The provision for loan losses for the six months ended June 30, 2017 million was $7.7 million compared with $27.0 million for the same period in 2016.  The provision recorded for the six months ended June 30, 2016, included $15.0 million in specific reserves on the energy portfolio. Net charge offs for the six months ended June 30, 2017 were $2.0 million compared with $12.5 million for the six months ended June 30, 2016. This decrease reflected a decrease in gross charge-offs from $13.5 million to $3.0 million, and an increase in recoveries from $929 thousand to

$940 thousand for the six months ended June 30, 2016 and 2017, respectively.  Net charge-offs related to energy loans totaled $1.2 million for the six months ended June 30, 2017, in comparison to $13.0 million for the six months ended June 30, 2016.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on sale of guaranteed portion of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended June 30, 2017, noninterest income totaled $5.7 million, an increase of $1.9 million or 50.7% compared with the three months ended June 30, 2016.  This increase was primarily due to a $752 thousand increase in customer service fees, a $387 thousand increase in loan fees, a $294 thousand net gain on sale of available for sale securities, a $251 thousand increase in derivative income and a $222 thousand net gain on sale of held for sale loans.

For the six months ended June 30, 2017, noninterest income totaled $11.2 million, an increase of $3.3 million or 41.0% compared with the six months ended June 30, 2016.  This increase was primarily due to a $1.6 million increase in customer service fees, an $809 thousand increase in gain on sale of guaranteed portion of loans and a $522 thousand increase in loan fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Customer service fees	$2,199	$1,447	$4,465	$2,851
Loan fees	1,106	719	1,940	1,418
Gain on sale of available-for-sale securities, net	294	-	294	-
Gain on sale of guaranteed portion of loans	878	858	2,805	1,996
Gain on loans held-for-sale, net	222	-	84	41
Other	1,000	758	1,606	1,631
Total noninterest income	$5,699	$3,782	$11,194	$7,937

Noninterest Expense

For the three months ended June 30, 2017, noninterest expense totaled $19.6 million, a decrease of $1.1 million or 5.1% compared with the three months ended June 30, 2016.  The decrease was primarily due to a $1.2 million decrease in provision for credit losses on off-balance sheet commitments, $536 thousand decrease in professional and regulatory fees, and a $500 thousand decrease in loan-related expenses, offset by a $1.2 million increase in salaries and employee benefits.

For the six months ended June 30, 2017, noninterest expense totaled $40.5 million, an increase of $288 thousand or 0.7% compared with the six months ended June 30, 2016.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Salaries and employee benefits (1)	$12,653	$11,461	$25,059	$23,440
Non-staff expenses:
Occupancy	2,048	2,035	4,045	4,065
Professional and regulatory fees	1,899	2,435	4,296	4,357
Data processing	995	945	1,903	1,915
Software license and maintenance	438	528	927	1,004
Marketing	163	301	362	599
Loan related	301	801	901	1,044
Real estate acquired by foreclosure, net	223	381	515	681
Other	891	1,788	2,442	3,057
Total noninterest expense	$19,611	$20,675	$40,450	$40,162

(1)

Total salaries and employee benefits include stock based compensation expense of $524 thousand and $203 thousand for the three months ended June 30, 2017 and 2016, respectively, and $1.1 million and $509 thousand for the six months ended June 30, 2017 and 2016, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 47.8% for the three months ended June 30, 2017, compared with 55.4% for the three months ended June 30, 2016.  The improvement was primarily due to the increase in net interest income and noninterest income being greater than the increase in noninterest expense.  Our efficiency ratio was 51.1% and 53.1% for the six months ended June 30, 2017 and 2016, respectively.

Income Taxes

For the three months ended June 30, 2017, income tax expense was $7.0 million, an increase of $5.0 million or 246.3%, compared with income tax expense of $2.0 million for the same period in 2016.  The increase was primarily attributable to higher pre-tax earnings for the three months ended June 30, 2017 compared with the same period in 2016.  The effective income tax rate for the three months ended June 30, 2017 and 2016 was 35.1% and 35.7%, respectively, as compared to the U.S. statutory rate of 35%.

For the six months ended June 30, 2017, income tax expense was $11.0 million, an increase of $7.9 million or 255.5%, compared with $3.1 million for the same period in 2016.  The increase was primarily attributable to higher pre-tax net earnings for the six months ended June 30, 2017 compared with the same period in 2016. The effective income tax rate for the six months ended months ended June 30, 2017 and 2016 was 35.2% and 36.0%, respectively.

Financial Condition

Loan Portfolio

At June 30, 2017, total loans held for investment were $3.1 billion, an increase of $25.1 million or 0.8% compared with December 31, 2016.  The increase was primarily due to new loan production offset by the resolution of energy loans and other nonperforming loans.

At June 30, 2017, total loans held for sale were $18.0 million, a decrease of $6.0 million or 24.8% compared with December 31, 2016.  The June 30, 2017 balance included $16.3 million of energy loans transferred to held for sale during 2016.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	June 30, 2017
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$1,052,354	$91,978	$1,144,332	36.6%
Real estate:
Owner occupied commercial real estate	306,514	100,803	407,317	13.0
Commercial real estate	807,341	301,896	1,109,237	35.5
Construction, land & land development	153,522	48,470	201,992	6.5
Residential mortgage	137,918	101,916	239,834	7.7
Consumer and other	19,105	1,538	20,643	0.7
Total loans held for investment	$2,476,754	$646,601	$3,123,355	100.0%

Total loans held for sale	$16,330	$1,700	$18,030	100.0%

	December 31, 2016
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925	34.0%
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210	12.7
Commercial real estate	816,029	327,722	1,143,751	36.9
Construction, land & land development	179,999	69,705	249,704	8.1
Residential mortgage	127,445	117,746	245,191	7.9
Consumer and other	9,248	2,191	11,439	0.4
Total loans held for investment	$2,301,928	$796,292	$3,098,220	100.0%

Total loans held for sale	$23,989	$-	$23,989	100.0%

At June 30, 2017, total energy exposure was $87.2 million, which included $70.9 million in loans held for investment and $16.3 million in loans held for sale.  This represents energy exposure of 2.8% of total gross loans and 2.3% of loans held for investment.    Reserved-based energy loans held for investment represented approximately 0.4% and 0.5% of total funded loans as of June 30, 2017 and December 31, 2016, respectively. Energy-related service industry loans represented approximately 1.9% and 2.6% of total funded loans as of June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017 and December 31, 2016,  $12.2 million and $14.0 million of reserved-based energy loans and $32.3 million and $42.2 million of energy-related service industry loans were nonperforming, respectively.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $72.9 million in nonperforming loans at June 30, 2017, compared with $94.5 million at December 31, 2016. The ratio of nonperforming loans to total loans was 2.33% at June 30, 2017 compared with 3.05% at December 31, 2016.

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

The following tables present information regarding nonperforming loans at the dates indicated:

	June 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$33,755	$9,502	$43,257
Accruing loans past due 90 days or more	959	1,692	2,651
Restructured loans - nonaccrual	8,225	11,137	19,362
Restructured loans - accruing	4,204	3,433	7,637
Total nonperforming loans	$47,143	$25,764	$72,907

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2017 was $32.0 million, representing 1.02% of total loans, excluding loans held for sale, compared with $26.4 million, or 0.85% of total loans, excluding loans held for sale, at December 31, 2016. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended
	June 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$2,310,377	$724,319	$3,034,696
Total loans outstanding at end of period (1)	2,476,754	646,601	3,123,355
Allowance for loan losses at beginning of period	23,855	2,509	26,364
Provision for loan losses	7,507	148	7,655
Charge-offs:
Commercial and industrial	(1,443)	(335)	(1,778)
Owner occupied commercial real estate	-	(961)	(961)
Construction, land & land development	-	(95)	(95)
Consumer and Other	(134)	-	(134)
Total charge-offs	(1,577)	(1,391)	(2,968)
Recoveries:
Commercial and industrial	588	70	658
Owner occupied commercial real estate	-	4	4
Commercial real estate	-	3	3
Construction, land & land development	-	74	74
Residential mortgage	34	39	73
Consumer and Other	122	6	128
Total recoveries	744	196	940
Net recoveries (charge-offs)	(833)	(1,195)	(2,028)
Allowance for loan losses at end of period	$30,529	$1,462	$31,991

Ratio of allowance to end of period loans	1.23%	0.23%	1.02%
Ratio of net recoveries (charge-offs) to average loans	(0.04)%	(0.16)%	(0.07)%

(1)	Excluding loans held for sale

	As of and for the Six Months Ended
	June 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$2,068,405	$1,088,040	$3,156,445
Total loans outstanding at end of period (1)	2,215,064	974,372	3,189,436
Allowance for loan losses at beginning of period	32,722	225	32,947
Provision for loan losses	23,691	3,309	27,000
Charge-offs:
Commercial and industrial	(12,871)	(345)	(13,216)
Owner occupied commercial real estate	-	(177)	(177)
Residential mortgage	-	(6)	(6)
Consumer and Other	(43)	(14)	(57)
Total charge-offs	(12,914)	(542)	(13,456)
Recoveries:
Commercial and industrial	689	68	757
Construction, land & land development	-	73	73
Residential mortgage	3	74	77
Consumer and Other	10	12	22
Total recoveries	702	227	929
Net recoveries (charge-offs)	(12,212)	(315)	(12,527)
Allowance for loan losses at end of period	$44,201	$3,219	$47,420

Ratio of allowance to end of period loans	2.00%	0.33%	1.49%
Ratio of net recoveries (charge-offs) to average loans	(0.59)%	(0.03)%	(0.40)%

(1)	Excluding loans held for sale

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

We believe that the allowance for loan losses at June 30, 2017 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2017, the carrying amount of investment securities totaled $718.8 million, an increase of $408.6 million or 131.8% compared with $310.1 million at December 31, 2016. At June 30, 2017, securities represented 17.2% of total assets compared with 7.7% at December 31, 2016.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
SBA guaranteed securities	$102,239	$379	$(35)	$102,583
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	288,027	1,246	(343)	288,930
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	66,153	340	(107)	66,386
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	187,295	9	(2,467)	184,837
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	31,194	71	-	31,265
Corporate debt securities	1,787	7	-	1,794
Obligations of municipal subdivisions	236	7	-	243
CRA qualified investment fund	11,298	-	(236)	11,062
Total	$688,229	$2,059	$(3,188)	$687,100

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$13,001	$140	$(138)	$13,003
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	18,649	7	(424)	18,232
Total	$31,650	$147	$(562)	$31,235

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	-	(1)	235
CRA qualified investment fund	11,183	-	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. As of June 30, 2017, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first six months of 2017 or the 2016 fiscal year.

Deposits

Total deposits at June 30, 2017 were $3.4 billion, a decrease of $14.3 million or 0.4% compared to $3.4 billion at December 31, 2016,  comprised of a $34.9 million decrease in interest-bearing transaction and savings deposits and a $13.0 million decrease in time deposits, offset by an increase of $33.6 million in noninterest-bearing deposits.  Noninterest bearing deposits at June 30, 2017 were $683.7 million compared with $650.1 million at December 31, 2016, an increase of $33.6 million or 5.2%. Interest bearing deposits at June 30, 2017 were $2.7 billion a decrease of $47.9 million or 1.8% compared with December 31, 2016.

The Company had $154.4 million and $97.9 million in brokered time deposits at June 30, 2017 and December 31, 2016, respectively.    Brokered deposits represented 4.6% and 2.9% of total deposits at June 30, 2017 and December 31, 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$199,219	0.13%	$176,033	0.06%
Money market and savings deposits	1,173,028	0.70	933,331	0.27
Certificates and other time deposits	1,317,359	1.13	1,383,500	0.94
Total interest-bearing deposits	$2,689,606	0.87	$2,492,864	0.72
Noninterest-bearing deposits	668,429	-	602,594	-
Total deposits	$3,358,035	0.70%	$3,095,458	0.58%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

Federal Home Loan Bank advances	$305,000	$150,000
Repurchase agreements	5,221	3,493
Total	$310,221	$153,493

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At June 30, 2017 and December 31, 2016, total unused borrowing capacity of $977.0 million and $608.8 million, respectively, was available under this arrangement. At June 30, 2017,  $305.0 million was outstanding with an average interest rate of 1.19% and all of the Company’s FHLB advances will mature within one year. At December 31, 2016,  $150.0 million was outstanding with an average interest rate of 0.59% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain loans and unpledged securities held in safekeeping. The increase in total borrowing capacity is primarily due to the purchase of securities, offset by pay downs in loans. We utilize these borrowings to meet liquidity needs and to fund certain  loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At June 30, 2017 and December 31, 2016,  $336.0 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of June 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding.

Subordinated Debentures and Subordinated Notes

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at June 30, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

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

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.4 million at June 30, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at June 30, 2017 is set forth in the table below:

	June 30,	December 31,
	2017	2016

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,363)	(1,115)
Total subordinated notes	$33,637	$33,885

Subordinated Debentures Trust Preferred Securities — At June 30, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by an $8.3 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at June 30, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of June 30, 2017 was 1.299%.
(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the three months ended June 30, 2017 and the 2016 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to brokered deposits, purchased funds from correspondent banks and overnight advances from the FHLB and the Dallas Fed are available and have been utilized on occasion to take advantage of investment opportunities, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of June 30, 2017, we had outstanding $637.7 million in commitments to extend credit and $10.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of June 30, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of June 30, 2017, we had cash and cash equivalents of $135.0 million, a decrease of $254.0 million compared with $389.0 million as of December 31, 2016.  Net proceeds of $450.0 million were utilized to purchase securities during the six months ended June 30, 2017.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2017 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures and subordinated notes, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $1.3 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $40.9 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at June 30, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

	June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$868,175	$440,617	$43,667	$-	$1,352,459
Federal Home Loan Bank advances	306,265	-	-	-	306,265
Subordinated debentures and subordinated notes	3,780	3,656	9,347	81,256	98,039
Operating leases	2,338	3,112	2,113	3,326	10,889
Total	$1,180,558	$447,385	$55,127	$84,582	$1,767,652

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	June 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$337,318	$183,778	$59,951	$56,652	$637,699
Standby and commercial letters of credit	7,274	2,483	163	800	10,720
Total	$344,592	$186,261	$60,114	$57,452	$648,419

Capital Resources

Total shareholders’ equity was $451.7 million at June 30, 2017, an increase of $21.3 million or 4.9% compared with $430.5 million at December 31, 2016. The increase was the result of net income of $20.1 million for the six month period, plus the net change for proceeds from the exercise of stock options and increase due to stock compensation expense, offset by the change in the value of available for sale securities recognized in other accumulated comprehensive earnings.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of June 30, 2017 and December 31, 2016 to the minimum and well capitalized regulatory standards:

	June 30, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$438,178	12.4%	$283,325	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	372,154	10.5	212,493	6.0	N/A	N/A
Common equity tier 1 capital	359,002	10.1	159,370	4.5	N/A	N/A
Tier I capital (to average assets)	372,154	9.3	160,158	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$409,078	11.7%	$280,342	8.0%	$350,428	10.0%
Tier 1 capital (to risk weighted assets)	383,078	10.9	210,257	6.0	280,342	8.0
Common equity tier 1 capital	383,078	10.9	157,692	4.5	227,778	6.5
Tier I capital (to average assets)	383,078	9.6	159,071	4.0	198,839	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Green Bancorp, Inc. (Registrant)

Date: August 9, 2017	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: August 9, 2017	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer