Form 10-Q
period 2017-09-30
Green Bancorp, Inc.
filed 2017-11-08
CIK 1606363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 6, 2017, there were 37,280,822 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Cash and due from banks	$25,181	$18,351
Interest bearing deposits in financial institutions and fed funds sold	154,282	370,656
Total cash and cash equivalents	179,463	389,007

Available-for-sale securities, at fair value	694,259	274,619
Held-to-maturity securities, at amortized cost (fair value of $13,701 and $34,844, respectively)	13,730	35,505
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	11,349	10,954
Federal Home Loan Bank of Dallas stock	10,428	7,029
Total securities and other investments	730,432	328,773

Loans held for sale	17,673	23,989
Loans held for investment	3,071,761	3,098,220
Allowance for loan losses	(33,480)	(26,364)
Loans, net	3,055,954	3,095,845

Premises and equipment, net	29,733	25,674
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	8,835	9,975
Accrued interest receivable	10,158	8,011
Deferred tax asset, net	13,984	11,266
Real estate acquired by foreclosure	802	5,220
Bank owned life insurance	35,053	34,385
Other assets	11,220	31,375
TOTAL ASSETS	$4,160,925	$4,024,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$684,329	$650,064
Interest-bearing transaction and savings	1,383,514	1,359,187
Certificates and other time deposits	1,340,410	1,365,449
Total deposits	3,408,253	3,374,700

Securities sold under agreements to repurchase	5,867	3,493
Other borrowed funds	215,000	150,000
Subordinated debentures and subordinated notes	47,596	47,492
Accrued interest payable	3,261	2,387
Other liabilities	18,637	16,268
Total liabilities	3,698,614	3,594,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	-	-
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,274,490 and 37,165,674 shares issued at September 30, 2017 and December 31, 2016, respectively; 37,096,490 and 36,987,674 shares outstanding at September 30, 2017 and December 31, 2016, respectively	373	372
Capital surplus	384,488	382,961
Retained earnings	80,644	49,127
Accumulated other comprehensive income, net	(1,941)	(725)
Less treasury stock, at cost, 178,000 shares at both September 30, 2017 and December 31, 2016	(1,253)	(1,253)
Total shareholders’ equity	462,311	430,482
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,160,925	$4,024,822

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

INTEREST INCOME:
Loans, including fees	$39,549	$37,897	$114,396	$112,953
Securities	4,337	989	10,848	3,058
Other investments	221	199	606	577
Deposits in financial institutions and fed funds sold	432	347	1,172	630
Total interest income	44,539	39,432	127,022	117,218

INTEREST EXPENSE:
Transaction and savings deposits	2,502	1,537	6,710	3,999
Certificates and other time deposits	4,042	3,791	11,435	10,256
Subordinated debentures and subordinated notes	1,059	246	3,151	726
Other borrowed funds	657	183	1,499	793
Total interest expense	8,260	5,757	22,795	15,774

NET INTEREST INCOME	36,279	33,675	104,227	101,444
PROVISION FOR LOAN LOSSES	2,300	28,200	9,955	55,200
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	33,979	5,475	94,272	46,244

NONINTEREST INCOME:
Customer service fees	2,365	1,523	6,830	4,374
Loan fees	871	806	2,811	2,224
(Loss) gain on sale of available-for-sale securities, net	(332)	-	(38)	-
(Loss) gain on held-for-sale loans, net	(1,294)	-	(1,210)	41
Gain on sale of guaranteed portion of loans, net	1,302	968	4,107	2,964
Other	478	794	2,084	2,425
Total noninterest income	3,390	4,091	14,584	12,028

NONINTEREST EXPENSE:
Salaries and employee benefits	12,487	11,925	37,546	35,365
Occupancy	2,080	2,194	6,125	6,259
Professional and regulatory fees	2,331	2,180	6,627	6,537
Data processing	924	921	2,827	2,836
Software license and maintenance	464	580	1,391	1,584
Marketing	154	283	516	882
Loan related	271	1,287	1,172	2,331
Real estate acquired by foreclosure, net	159	2,105	674	2,786
Other	1,197	1,908	3,639	4,965
Total noninterest expense	20,067	23,383	60,517	63,545

INCOME (LOSS) BEFORE INCOME TAXES	17,302	(13,817)	48,339	(5,273)
PROVISION (BENEFIT) FOR INCOME TAXES	5,895	(4,831)	16,822	(1,757)
NET INCOME (LOSS)	$11,407	$(8,986)	$31,517	$(3,516)

EARNINGS (LOSSES) PER SHARE:
Basic	$0.31	$(0.25)	$0.85	$(0.10)
Diluted	$0.31	$(0.25)	$0.85	$(0.10)

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET INCOME (LOSS)	$11,407	$(8,986)	$31,517	$(3,516)
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Change in unrealized gain (loss) on securities available-for-sale	(1,857)	106	(1,871)	865
Total other comprehensive income (loss) before tax	(1,857)	106	(1,871)	865

DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	(650)	37	(655)	303
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,207)	69	(1,216)	562
COMPREHENSIVE INCOME (LOSS)	$10,200	$(8,917)	$30,301	$(2,954)

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2016	36,788	$368	$378,518	$50,099	$417	$-	$429,402
Net loss	-	-	-	(3,516)	-	-	(3,516)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $303 and reclassification adjustment	-	-	-	-	562	-	562
Purchase of treasury stock	(178)	-	-	-	-	(1,253)	(1,253)
Issuance of common stock in connection with exercise of stock options	251	1	71	-	-	-	72
Stock-based compensation expense	-	-	948	-	-	-	948
BALANCE — September 30, 2016	36,861	$369	$379,537	$46,583	$979	$(1,253)	$426,215

BALANCE — January 1, 2017	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	-	-	-	31,517	-	-	31,517
Net change in unrealized gains and losses on available-for-sale securities, net of tax benefits of $655 and reclassification adjustment	-	-	-	-	(1,216)	-	(1,216)
Issuance of common stock in connection with exercise of stock options	286	1	469	-	-	-	470
Stock-based compensation expense	-	-	1,058	-	-	-	1,058
BALANCE — September 30, 2017	37,274	$373	$384,488	$80,644	$(1,941)	$(1,253)	$462,311

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,517	$(3,516)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,126	610
Accretion of loan discounts, net	(3,752)	(6,768)
Amortization of deposit premiums	(781)	(1,947)
Amortization of core deposit intangibles	1,140	1,206
Amortization and accretion of borrowing and debt valuation allowance, net	315	184
Amortization of issuance costs of subordinated notes	109	-
Provision for loan losses	9,955	55,200
Depreciation	1,558	1,832
Net loss on sale of available-for-sale securities	38	-
Net loss on sale of real estate acquired by foreclosure	147	566
Net loss (gain) on loans held-for-sale	1,210	(41)
Net gain on sale of guaranteed portion of loans	(4,107)	(2,964)
Originations of loans held-for-sale	-	(1,094)
Proceeds from sales of and principal collected on loans held-for-sale	15,136	7,772
Writedown of real estate acquired by foreclosure	304	1,048
Stock-based compensation expense	1,700	951
Deferred tax benefit	(2,062)	(878)
Decrease (increase) in accrued interest receivable and other assets, net	17,340	(16,434)
Increase in accrued interest payable and other liabilities, net	2,281	4,880
Net cash provided by operating activities	73,174	40,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	55,811	96,108
Proceeds from the sale of available-for-sale securities	349,374	-
Purchases of available-for-sale securities	(811,919)	(100,335)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	5,833	6,306
Purchases of held-to-maturity securities	-	(1,963)
Proceeds from sales of guaranteed portion of loans	45,957	35,482
Proceeds from sales of real estate acquired by foreclosure	3,967	8,127
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(3,399)	6,103
Purchases of Federal Reserve Bank stock	(395)	(3,738)
Net increase in loans held for investment	(29,778)	(40,542)
Investment in construction of premises and purchases of other fixed assets	(347)	(260)
Net cash provided by (used in) investing activities	(384,896)	5,288

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	34,334	217,098
Net decrease (increase) in securities sold under agreements to repurchase	2,374	(218)
Net proceeds (repayments) of other short-term borrowed funds	65,000	(64,250)
Proceeds from other long-term borrowed funds	-	50,000
Repayment of other long-term borrowed funds	-	(58,884)
Proceeds from issuance of common stock due to exercise of stock options	470	72
Purchase of treasury stock	-	(1,253)
Net cash provided by financing activities	102,178	142,565

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(209,544)	$188,460

CASH AND CASH EQUIVALENTS:
Beginning of period	389,007	124,906
End of period	$179,463	$313,366

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$5,270	$420
Transfer of loans to held-for-sale	$10,030	$45,187
Transfer of securities to available-for-sale	$15,883	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$29,498	$17,379
Income taxes paid	$11,700	$11,700

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share amounts)

Net income (loss)	$11,407		$(8,986)		$31,517		$(3,516)

Basic:
Weighted average shares outstanding	37,056	$0.31	36,657	$(0.25)	37,023	$0.85	36,659	$(0.10)

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	276		-		250		-
Total	37,332	$0.31	36,657	$(0.25)	37,273	$0.85	36,659	$(0.10)

On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of September 30, 2017, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.

3. RECENT ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

FASB ASU No. 2017-12 —  “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” Issued in August 2017, the ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The amendments objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and to simplify the application of hedge accounting by preparers.  For public entities, ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018; however, early adoption is permitted. The Company adopted the ASU in the third quarter of 2017 and reclassified $15.9 million of securities from held-to-maturity to available-for-sale classification pursuant to the transition election.  The amount of net unrealized loss at the date of transfer was recorded in accumulated other comprehensive income.  The early adoption did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

FASB ASU No. 2017-09 —  “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” Issued in May 2017, ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

FASB ASU No. 2017-08 —  “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.”    Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact of ASU 2017-08 on the Company’s consolidated financial statements.

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

FASB ASU No.  2017-01 — “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended applications of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s consolidated financial statements.

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

SEPTEMBER 30, 2017

(Unaudited)

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

FASB ASU No. 2014-09 — “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. The Company will adopt ASU 2014-09, effective January 1, 2018, using the modified retrospective application with a cumulative-effect adjustment, if such adjustment is significant. The Company continues to evaluate the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s consolidated financial statements.

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

5. CASH AND CASH EQUIVALENTS

The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain minimum average reserve balances.  The amount of the required reserve balance for the Bank was $66.2 million and $65.1 million at September 30, 2017 and December 31, 2016, respectively.  These amounts are included in interest-bearing deposits in financial institutions.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

6. SECURITIES

The amortized cost and fair value of securities as of the dates set forth were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
SBA guaranteed securities	$106,284	$252	$(350)	$106,186
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	259,045	1,197	(307)	259,935
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	66,069	-	(611)	65,458
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	214,898	-	(2,921)	211,977
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	31,138	-	(30)	31,108
Corporate debt securities	1,788	3	-	1,791
Obligations of municipal subdivisions	6,686	7	-	6,693
CRA qualified investment fund	11,337	-	(226)	11,111
Total	$697,245	$1,459	$(4,445)	$694,259

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$11,103	$97	$(131)	$11,069
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,627	5	-	2,632
Total	$13,730	$102	$(131)	$13,701

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	-	(1)	235
CRA qualified investment fund	11,183	-	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	September 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$1,788	$1,791	$-	$-
Due after one year through five years	106,284	106,186	-	-
Due after five years through ten years	236	243	-	-
Due after ten years	6,450	6,450
	114,758	114,670	-	-

Mortgage-backed securities and collateralized mortgage obligations	571,150	568,478	13,730	13,701
CRA qualified investment fund	11,337	11,111	-	-
Total	$697,245	$694,259	$13,730	$13,701

During the nine months ended of September 30, 2017, proceeds of $349.4 million were received from sales of securities classified as available-for-sale.  The sales resulted in a net loss of $38 thousand, which is comprised of $910 thousand in gross realized gains, offset by $948 thousand in gross realized losses. There were no sales of securities during the three or nine months ended September 30, 2016.

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

As of September 30, 2017, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of September 30, 2017.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	September 30, 2017
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
SBA guaranteed securities	$73,878	$(350)	$73,528	$-	$-	$-
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	70,052	(253)	69,799	5,127	(54)	5,073
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	66,069	(611)	65,458	-	-	-
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	200,902	(2,873)	198,029	2,429	(48)	2,381
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	31,138	(30)	31,108	-	-	-
CRA qualified investment fund	-	-	-	11,337	(226)	11,111
Total	$442,039	$(4,117)	$437,922	$18,893	$(328)	$18,565

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$2,437	$(27)	$2,410	$3,872	$(104)	$3,768
Total	$2,437	$(27)	$2,410	$3,872	$(104)	$3,768

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The average loss on securities in an unrealized loss position was 0.98% and 1.04% of the amortized cost basis at September 30, 2017 and December 31, 2016, respectively. There were nine securities in an unrealized loss position of greater than 12 months at both September 30, 2017 and December 31, 2016.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2017 or December 31, 2016.

Securities with an amortized cost of $6.6 million and $12.2 million and fair value of $6.6 million and $12.2 million were pledged and available to be sold under repurchase agreements at September 30, 2017 and December 31, 2016, respectively. Securities with an amortized cost of $52.4 million and $73.0 million and fair value of $52.4 million and $72.6 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at September 30, 2017 and December 31, 2016, respectively. Securities with an amortization cost and fair value of $1.3 million at December 31, 2016 were pledged to collateralize public deposits.  In addition, securities with an amortized cost of $3.4 million and $5.2 million and fair value of $3.3 million and $5.2 million were pledged as collateral for the Company’s derivative instruments at September 30, 2017 and December 31, 2016, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

7. LOANS

The loan portfolio classified by type and class as of the dates set forth were as follows:

	September 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$1,066,715	$82,135	$1,148,850
Real estate:
Owner occupied commercial real estate	312,162	96,236	408,398
Commercial real estate	806,327	262,415	1,068,742
Construction, land & land development	146,522	47,334	193,856
Residential mortgage	138,095	96,994	235,089
Consumer and other	15,418	1,408	16,826
Total loans held for investment	$2,485,239	$586,522	$3,071,761

Total loans held for sale	$17,673	$-	$17,673

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210
Commercial real estate	816,029	327,722	1,143,751
Construction, land & land development	179,999	69,705	249,704
Residential mortgage	127,445	117,746	245,191
Consumer and other	9,248	2,191	11,439
Total loans held for investment	$2,301,928	$796,292	$3,098,220

Total loans held for sale	$23,989	$-	$23,989

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

Included in the loans held for investment balance was $13.4 million and $17.4 million of net deferred loan origination fees and unamortized premium and discount at September 30, 2017 and December 31, 2016, respectively. Also included in loans at September 30, 2017 and December 31, 2016 was $1.8 million and $3.0 million, respectively, in non-accretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $7.9 million and $7.4 million at September 30, 2017 and December 31, 2016, respectively. Consumer and other loans include overdrafts of $41 thousand and $73 thousand as of September 30, 2017 and December 31, 2016, respectively.

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Reserved-based energy loans held for investment represented approximately 0.4% and 0.5% of total funded loans as of September 30, 2017 and December 31, 2016, respectively.  Energy-related service industry loans represented approximately 1.9% and 2.6% of total funded loans as of September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017, and December 31, 2016, $12.1 million and $14.0 million of reserved-based energy loans and $34.3 million and $42.2 million of energy-related service industry loans were impaired, respectively.

Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSAs.  The Company does not have any significant concentration to any one industry or customer. As of September 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	September 30, 2017
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
	(Dollars in thousands)

Commercial & industrial	$410,376	$702,880	$35,594	$1,148,850
Real estate:
Owner occupied commercial real estate	39,677	147,336	221,385	408,398
Commercial real estate	159,098	672,213	237,431	1,068,742
Construction, land & land development	71,615	93,899	28,342	193,856
Residential mortgage	20,542	48,336	166,211	235,089
Consumer and Other	4,941	2,957	8,928	16,826

Total loans held for investment	$706,249	$1,667,621	$697,891	$3,071,761

Fixed rate	$109,487	$393,018	$107,670	$610,175
Adjustable rate(1)	596,762	1,274,603	590,221	2,461,586

Total loans held for investment	$706,249	$1,667,621	$697,891	$3,071,761
(1)	Includes all adjustable rate loans irrespective of the time period to next interest rate reset.

In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans for the nine months ended September 30, 2017 and the year ended December 31, 2016 was as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Beginning balance	$5,813	$9,741
Advances	-	503
Repayments	(5,813)	(4,431)
Ending Balance	$-	$5,813

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Credit impaired acquired loans:
Outstanding principal balance	$23,182	$30,694
Recorded investment	20,416	25,188
Discount, net	$2,766	$5,506

Other acquired loans:
Outstanding principal balance	568,529	775,709
Deferred fees, net	(77)	(174)
Recorded investment	566,106	771,104
Discount, net	$2,346	$4,431

Total acquired loans:
Outstanding principal balance	591,711	806,403
Deferred fees, net	(77)	(174)
Recorded investment	586,522	796,292
Discount, net	$5,112	$9,937

Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)

Balance at beginning of period	$2,544	$967
Reclassifications from non-accretable discount	(422)	3,087
Accretion	(1,166)	(1,051)
Balance at period end	$956	$3,003

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	September 30, 2017
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$2,800	$50	$2,850	$37,489	$-	$1,026,376	$1,066,715
Real estate:
Owner occupied commercial real estate	500	357	857	-	-	311,305	312,162
Commercial real estate	5,165	-	5,165	202	-	800,960	806,327
Construction, land & land development	1,212	222	1,434	3,137	-	141,951	146,522
Residential mortgage	4,383	419	4,802	1,507	-	131,786	138,095
Consumer and other	84	21	105	52	-	15,261	15,418
Total originated loans	$14,144	$1,069	$15,213	$42,387	$-	$2,427,639	$2,485,239

Acquired Loans
Commercial & industrial	$218	$-	$218	$8,707	$3,339	$69,871	$82,135
Real estate:
Owner occupied commercial real estate	4,971	-	4,971	2,634	4,283	84,348	96,236
Commercial real estate	1,082	180	1,262	127	10,323	250,703	262,415
Construction, land & land development	1,144	3,579	4,723	107	17	42,487	47,334
Residential mortgage	818	-	818	37	2,454	93,685	96,994
Consumer and other	1	-	1	212	-	1,195	1,408
Total acquired loans	$8,234	$3,759	$11,993	$11,824	$20,416	$542,289	$586,522
Total loans held for investment	$22,378	$4,828	$27,206	$54,211	$20,416	$2,969,928	$3,071,761

	December 31, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,515	$1,106	$2,621	$36,331	$-	$865,379	$904,331
Real estate:
Owner occupied commercial real estate	1,941	-	1,941	-	-	262,935	264,876
Commercial real estate	1,612	-	1,612	2,059	-	812,358	816,029
Construction, land & land development	4,375	-	4,375	-	-	175,624	179,999
Residential mortgage	1,791	63	1,854	1,254	-	124,337	127,445
Consumer and other	139	-	139	119	-	8,990	9,248
Total originated loans	$11,373	$1,169	$12,542	$39,763	$-	$2,249,623	$2,301,928

Acquired Loans
Commercial & industrial	$2,854	$-	$2,854	$23,424	$4,506	$118,810	$149,594
Real estate:
Owner occupied commercial real estate	223	-	223	8,942	5,339	114,830	129,334
Commercial real estate	2,529	-	2,529	2,002	10,807	312,384	327,722
Construction, land & land development	488	-	488	978	1,819	66,420	69,705
Residential mortgage	2,768	-	2,768	1,692	2,717	110,569	117,746
Consumer and other	226	-	226	5	-	1,960	2,191
Total acquired loans	9,088	-	9,088	37,043	25,188	724,973	796,292
Total loans held for investment	$20,461	$1,169	$21,630	$76,806	$25,188	$2,974,596	$3,098,220

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	September 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$34,632	$9,024	$43,656
Accruing loans past due 90 days or more	1,069	3,759	4,828
Restructured loans - nonaccrual	7,755	2,800	10,555
Restructured loans - accruing	4,137	14,114	18,251
Total nonperforming loans	$47,593	$29,697	$77,290

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

Based on an analysis of impaired loans at September 30, 2017 and December 31, 2016, an allowance of $7.8 million and $1.8 million, respectively, was allocated to impaired loans. There was approximately $275 thousand and $382 thousand in interest recognized on impaired loans, for the three months ended September 30, 2017 and 2016, respectively.  There was approximately $610 thousand and $757 thousand in interest recognized on impaired loans, for the nine months ended September 30, 2017 and 2016, respectively.  Interest recognized includes interest accrued on restructured loans that are performing based on their restructured terms and interest collected on paid nonaccrual loans.

Impaired loans of $54.2 million and $76.8 million at September 30, 2017 and December 31, 2016 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended September 30, 2017 and 2016 was approximately $1.0 million and $1.8 million, respectively, and for the nine months ended September 30, 2017 and 2016 was approximately $3.8 million and $3.4 million, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$41,829	$47	$62,932	$38
Owner occupied commercial real estate	-	-	1,498	73
Commercial real estate	723	-	6,589	80
Construction, land & land development	3,016	-	-	-
Residential mortgage	1,023	97	575	-
Consumer and other	75	1	183	1
Total originated loans	$46,666	$145	$71,777	$192

Acquired Loans
Commercial & industrial	$16,693	$77	$20,362	$63
Owner occupied commercial real estate	6,918	-	3,029	-
Commercial real estate	42	-	2,304	48
Construction, land & land development	1,021	30	239	-
Residential mortgage	212	23	1,959	79
Consumer and other	214	-	9	-
Total acquired loans	$25,100	$130	$27,902	$190
Total	$71,766	$275	$99,679	$382

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$39,892	$59	$51,141	$57
Owner occupied commercial real estate	-	-	1,030	73
Commercial real estate	2,744	-	5,718	241
Construction, land & land development	1,005	-	205	180
Residential mortgage	1,977	123	531	10
Consumer and other	136	3	135	5
Total originated loans	$45,754	$185	$58,760	$566

Acquired Loans
Commercial & industrial	$21,989	$348	$7,372	$63
Owner occupied commercial real estate	7,977	-	1,431	-
Commercial real estate	1,093	-	1,932	48
Construction, land & land development	1,186	45	79	-
Residential mortgage	900	32	1,691	80
Consumer and other	168	-	4	-
Total acquired loans	$33,313	$425	$12,509	$191
Total	$79,067	$610	$71,269	$757

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(Dollars in thousands)

Originated Loans
With no related allowance recorded:
Commercial & industrial	$18,372	$18,557	$-
Commercial real estate	202	202	-
Construction, land & land development	174	178	-
Residential mortgage	1,507	1,507	-
Consumer and other	20	21	-
Total with no related allowance recorded:	$20,275	$20,465	$-

With an allowance recorded:
Commercial & industrial	$23,233	$23,306	$7,415
Construction, land & land development	2,964	2,964	308
Consumer and other	52	52	29
Total with an allowance recorded:	$26,249	$26,322	$7,752
Total originated loans	$46,524	$46,787	$7,752

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$17,762	$17,767	$-
Owner occupied commercial real estate	6,880	6,914	-
Commercial real estate	127	127	-
Construction, land & land development	920	933	-
Residential mortgage	18	18	-
Consumer and other	209	203	-
Total with no related allowance recorded:	$25,916	$25,962	$-

With an allowance recorded:
Residential mortgage	$19	$19	$19
Consumer and other	3	3	3
Total with an allowance recorded:	$22	$22	$22
Total acquired loans	$25,938	$25,984	$22

Total:
Commercial & industrial	$59,367	$59,630	$7,415
Real estate	12,811	12,862	327
Consumer and other	284	279	32
Total	$72,462	$72,771	$7,774

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	September 30, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$932,888	$50,276	$2,613	$43,449	$37,489	$-	$-	$1,066,715
Owner Occupied Commercial Real Estate	300,558	2,678	8,426	500	-	-	-	312,162
Commercial Real Estate	698,303	53,421	44,917	9,484	202	-	-	806,327
Construction & Land Development	126,318	12,688	-	4,379	3,137	-	-	146,522
Residential Mortgage	127,082	6,734	-	2,772	1,507	-	-	138,095
Other Consumer	15,344	1	-	21	52	-	-	15,418
Total originated loans	$2,200,493	$125,798	$55,956	$60,605	$42,387	$-	$-	$2,485,239

Acquired Loans
Commercial & Industrial	$41,279	$6,755	$12,864	$9,191	$8,707	$-	$3,339	$82,135
Owner Occupied Commercial Real Estate	74,781	10,005	-	4,533	2,634	-	4,283	96,236
Commercial Real Estate	195,202	39,539	17,224	-	127	-	10,323	262,415
Construction & Land Development	18,870	24,004	2,955	1,381	107	-	17	47,334
Residential Mortgage	92,668	1,032	644	159	37	-	2,454	96,994
Other Consumer	1,196	-	-	-	212	-	-	1,408
Total acquired loans	$423,996	$81,335	$33,687	$15,264	$11,824	$-	$20,416	$586,522

Total loans	$2,624,489	$207,133	$89,643	$75,869	$54,211	$-	$20,416	$3,071,761

	December 31, 2016
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total
	(Dollars in thousands)

Originated Loans
Commercial & Industrial	$818,352	$11,427	$24,133	$14,088	$34,520	$1,811	$-	$904,331
Owner Occupied Commercial Real Estate	247,868	13,169	513	3,326	-	-	-	264,876
Commercial Real Estate	716,744	35,812	55,230	6,184	2,059	-	-	816,029
Construction & Land Development	171,287	5,590	1,931	1,191	-	-	-	179,999
Residential Mortgage	118,042	6,079	573	1,497	1,254	-	-	127,445
Other Consumer	9,032	5	58	34	119	-	-	9,248
Total originated loans	$2,081,325	$72,082	$82,438	$26,320	$37,952	$1,811	$-	$2,301,928

Acquired Loans
Commercial & Industrial	$69,304	$2,982	$15,528	$33,850	$23,424	$-	$4,506	$149,594
Owner Occupied Commercial Real Estate	94,450	2,533	9,788	8,282	8,942	-	5,339	129,334
Commercial Real Estate	248,583	23,854	39,833	2,643	2,002	-	10,807	327,722
Construction & Land Development	49,849	12,859	2,577	1,623	978	-	1,819	69,705
Residential Mortgage	111,818	948	215	356	1,692	-	2,717	117,746
Other Consumer	1,972	-	214	-	5	-	-	2,191
Total acquired loans	$575,976	$43,176	$68,155	$46,754	$37,043	$-	$25,188	$796,292

Total loans	$2,657,301	$115,258	$150,593	$73,074	$74,995	$1,811	$25,188	$3,098,220

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Troubled debt restructurings identified during the periods indicated were as follows:

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of September 30, 2016
	(Dollars in thousands)

Commercial & industrial	3	$2,526	$2,468	3	$8,883	$8,592
Owner occupied commercial real estate	3	5,501	5,448	-	-	-
Construction, land & land development	2	831	814	-	-	-
Consumer and other	1	208	208	-	-	-
Total	9	$9,066	$8,938	3	$8,883	$8,592

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the nine months ended September 30, 2017, the Company added $9.1 million in new troubled debt restructuring of which $8.9 million was still outstanding on September 30, 2017.  The decrease in outstanding balance was primarily due to payments received.  For the nine months ended September 30, 2016, the Company added $8.8 million in new troubled debt restructuring of which $8.6 million was still outstanding on September 30, 2016.  The decrease in outstanding balance was primarily due to payments received.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $561 thousand related to $2.2 million of these loans at September 30, 2017.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance June 30, 2017	Provision	Charge-offs	Recoveries	Balance September 30, 2017
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$16,606	$2,031	$(836)	$5	$17,806
Owner occupied commercial real estate	2,825	85	-	-	2,910
Commercial real estate	8,185	131	-	-	8,316
Construction, land & land development	1,576	255	-	-	1,831
Residential mortgage	1,165	(6)	-	13	1,172
Consumer and other	172	(17)	(9)	-	146
Total originated loans	$30,529	$2,479	$(845)	$18	$32,181

Acquired Loans
Commercial & industrial	$157	$(145)	$(4)	$7	$15
Owner occupied commercial real estate	-	-	-	-	-
Commercial real estate	487	167	-	4	658
Construction, land & land development	3	19	-	1	23
Residential mortgage	598	(10)	-	8	596
Consumer and other	217	(210)	(1)	1	7
Total acquired loans	$1,462	$(179)	$(5)	$21	$1,299
Total	$31,991	$2,300	$(850)	$39	$33,480

	Balance June 30, 2016	Provision	Charge-offs	Recoveries	Balance September 30, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$30,880	$22,308	$(36,330)	$13	$16,871
Owner occupied commercial real estate	2,124	278	-	-	2,402
Commercial real estate	7,540	669	(26)	-	8,183
Construction, land & land development	2,426	(588)	-	-	1,838
Residential mortgage	1,172	(4)	-	23	1,191
Consumer and other	59	181	(54)	5	191
Total originated loans	$44,201	$22,844	$(36,410)	$41	$30,676

Acquired Loans
Commercial & industrial	$410	$3,719	$(1,459)	$24	$2,694
Owner occupied commercial real estate	580	383	(977)	17	3
Commercial real estate	25	466	(466)	-	25
Construction, land & land development	825	671	-	6	1,502
Residential mortgage	1,368	122	(512)	22	1,000
Consumer and other	11	(5)	(1)	6	11
Total acquired loans	$3,219	$5,356	$(3,415)	$75	$5,235
Total	$47,420	$28,200	$(39,825)	$116	$35,911

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance September 30, 2017
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$9,491	$10,002	$(2,280)	$593	$17,806
Owner occupied commercial real estate	2,609	301	-	-	2,910
Commercial real estate	8,576	(260)	-	-	8,316
Construction, land & land development	1,852	(21)	-	-	1,831
Residential mortgage	1,134	(9)	-	47	1,172
Consumer and other	193	(27)	(142)	122	146
Total originated loans	$23,855	$9,986	$(2,422)	$762	$32,181

Acquired Loans
Commercial & industrial	$1,260	$(984)	$(338)	$77	$15
Owner occupied commercial real estate	-	957	(961)	4	-
Commercial real estate	437	214	-	7	658
Construction, land & land development	115	(72)	(95)	75	23
Residential mortgage	685	(136)	-	47	596
Consumer and other	12	(10)	(2)	7	7
Total acquired loans	$2,509	$(31)	$(1,396)	$217	$1,299
Total	$26,364	$9,955	$(3,818)	$979	$33,480

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance September 30, 2016
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$23,084	$42,286	$(49,201)	$702	$16,871
Owner occupied commercial real estate	1,675	727	-	-	2,402
Commercial real estate	4,525	3,684	(26)	-	8,183
Construction, land & land development	2,337	(499)	-	-	1,838
Residential mortgage	815	350	-	26	1,191
Consumer and other	286	(14)	(96)	15	191
Total originated loans	$32,722	$46,534	$(49,323)	$743	$30,676

Acquired Loans
Commercial & industrial	$46	$4,360	$(1,804)	$92	$2,694
Owner occupied commercial real estate	4	1,137	(1,155)	17	3
Commercial real estate	166	325	(466)	-	25
Construction, land & land development	8	1,415	-	79	1,502
Residential mortgage	1	1,421	(518)	96	1,000
Consumer and other	-	8	(15)	18	11
Total acquired loans	$225	$8,666	$(3,958)	$302	$5,235
Total	$32,947	$55,200	$(53,281)	$1,045	$35,911

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	September 30, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$1,025,109	$41,606	$-	$1,066,715	$10,391	$7,415	$-	$17,806
Owner occupied commercial real estate	312,162	-	-	312,162	2,910	-	-	2,910
Commercial real estate	806,125	202	-	806,327	8,316	-	-	8,316
Construction, land & land development	143,385	3,137	-	146,522	1,523	308	-	1,831
Residential mortgage	136,588	1,507	-	138,095	1,172	-	-	1,172
Consumer and other	15,346	72	-	15,418	117	29	-	146
Total originated loans	$2,438,715	$46,524	$-	$2,485,239	$24,429	$7,752	$-	$32,181

Acquired Loans
Commercial & industrial	$61,035	$17,761	$3,339	$82,135	$15	$-	$-	$15
Owner occupied commercial real estate	85,073	6,880	4,283	96,236	-	-	-	-
Commercial real estate	251,965	127	10,323	262,415	569	-	89	658
Construction, land & land development	46,396	921	17	47,334	23	-	-	23
Residential mortgage	94,503	37	2,454	96,994	532	19	45	596
Consumer and other	1,196	212	-	1,408	4	3	-	7
Total acquired loans	$540,168	$25,938	$20,416	$586,522	$1,143	$22	$134	$1,299
Total	$2,978,883	$72,462	$20,416	$3,071,761	$25,572	$7,774	$134	$33,480

	December 31, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$867,924	$36,407	$-	$904,331	$9,097	$394	$-	$9,491
Owner occupied commercial real estate	264,876	-	-	264,876	2,609	-	-	2,609
Commercial real estate	808,874	7,155	-	816,029	8,576	-	-	8,576
Construction, land & land development	179,999	-	-	179,999	1,852	-	-	1,852
Residential mortgage	126,190	1,255	-	127,445	1,134	-	-	1,134
Consumer and other	9,034	214	-	9,248	74	119	-	193
Total originated loans	$2,256,897	$45,031	$-	$2,301,928	$23,342	$513	$-	$23,855

Acquired Loans
Commercial & industrial	$110,413	$34,675	$4,506	$149,594	$-	$1,260	$-	$1,260
Owner occupied commercial real estate	115,053	8,942	5,339	129,334	-	-	-	-
Commercial real estate	314,913	2,002	10,807	327,722	429	-	8	437
Construction, land & land development	66,908	978	1,819	69,705	14	-	101	115
Residential mortgage	113,338	1,691	2,717	117,746	672	-	13	685
Consumer and other	2,186	5	-	2,191	10	2	-	12
Total acquired loans	$722,811	$48,293	$25,188	$796,292	$1,125	$1,262	$122	$2,509
Total	$2,979,708	$93,324	$25,188	$3,098,220	$24,467	$1,775	$122	$26,364

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

	September 30, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses
	(Dollars in thousands)

Originated Loans
Commercial & industrial	$766,494	$56,553	$-	$823,047	$8,106	$8,765	$-	$16,871
Owner occupied commercial real estate	248,373	1,454	-	249,827	2,402	-	-	2,402
Commercial real estate	754,527	7,261	-	761,788	8,183	-	-	8,183
Construction, land & land development	180,315	-	-	180,315	1,838	-	-	1,838
Residential mortgage	127,498	579	-	128,077	1,177	14	-	1,191
Consumer and other	8,784	221	-	9,005	72	119	-	191
Total originated loans	$2,085,991	$66,068	$-	$2,152,059	$21,778	$8,898	$-	$30,676

Acquired Loans
Commercial & industrial	$150,937	$25,652	$4,778	$181,367	$-	$2,684	$10	$2,694
Owner occupied commercial real estate	128,633	2,583	5,989	137,205	-	-	3	3
Commercial real estate	333,271	2,623	11,960	347,854	-	-	25	25
Construction, land & land development	89,319	358	8,331	98,008	3	-	1,499	1,502
Residential mortgage	124,165	1,534	3,064	128,763	705	-	295	1,000
Consumer and other	2,350	12	-	2,362	9	2	-	11
Total acquired loans	$828,675	$32,762	$34,122	$895,559	$717	$2,686	$1,832	$5,235
Total	$2,914,666	$98,830	$34,122	$3,047,618	$22,495	$11,584	$1,832	$35,911

9. PREMISES AND EQUIPMENT

Premises and equipment as of the dates indicated are summarized as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Land	$9,623	$7,660
Buildings and improvements	26,695	23,293
Furniture, fixtures and equipment	10,372	10,193
	46,690	41,146
Less accumulated depreciation	(16,957)	(15,472)
Total	$29,733	$25,674

Depreciation of premises and equipment totaled $509 thousand and $581 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.6 million for both the nine months ended September 30, 2017 and 2016, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

10. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At September 30, 2017 and December 31, 2016, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of December 31, 2016.  Subsequent to year end, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance - December 31, 2015	$85,291	$11,562
Less - amortization	-	(1,587)
Balance - December 31, 2016	$85,291	$9,975
Less amortization	-	(1,140)
Balance - September 30, 2017	$85,291	$8,835

Amortization of core deposit intangibles was $380 thousand and $402 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of the date indicated is as follows:

September 30, 2017
(Dollars in thousands)

2017	$332
2018	1,196
2019	1,080
2020	992
2021	905
Thereafter	4,330
Total	$8,835

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

11. DEPOSITS

Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

2017	$205,034	$863,876
2018	796,955	263,958
2019	220,916	156,824
2020	81,177	67,739
2021	13,244	13,052
Thereafter	23,084	-
Total	$1,340,410	$1,365,449

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at September 30, 2017 and December 31, 2016, were $564.5 million and $490.7 million, respectively.

The Company had $180.6 million and $97.9 million in brokered time deposits at September 30, 2017 and December 31, 2016, respectively.  In addition the Company has $49.9 million in brokered noninterest-bearing deposits at September 30, 2017.  Brokered deposits represented 6.8% and 2.9% of total deposits at September 30, 2017 and December 31, 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS

Other borrowed funds as of the dates indicated were as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Federal Home Loan Bank advances	$215,000	$150,000
Repurchase agreements	5,867	3,493
Total	$220,867	$153,493

Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At September 30, 2017 and December 31, 2016, total unused borrowing capacity of $1.1 billion and $608.8 million, respectively, was available under this arrangement. At September 30, 2017, $215.0 million was outstanding with an average interest rate of 1.15% and all of the Company’s FHLB advances will mature within one year. At December 31, 2016, $150.0 million was outstanding with an average interest rate of 0.59% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain loans and unpledged securities held in safekeeping. The total borrowing capacity increased primarily due to the purchase of securities. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.

Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its contingency funding plan. At September 30, 2017 and December 31, 2016, $53.8 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity decreased temporarily at September 30, 2017 due to a delay in providing loan data.  The availability was $373.3 million effective October 5, 2017.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Federal Funds Purchased  — The Company has available federal funds lines of credit with its correspondent banks. As of September 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding.

13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at September 30, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

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

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.3 million at September 30, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at September 30, 2017 is set forth in the table below:

	September 30,	December 31,
	2017	2016

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,327)	(1,115)
Total subordinated notes	$33,673	$33,885

Subordinated Debentures Trust Preferred Securities — At September 30, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $8.2 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at September 30, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of September 30, 2017 was 1.334%.
(2)	All debentures are callable five years from issuance date.

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

14. INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017		2016	2017		2016

	(Dollars in thousands)

Income tax expense (benefit) for the period	$	$ 5,895	$($4,831)	$	$ 16,822	$($1,757)
Effective Tax Rate		34.1%	35.0%		34.8%	33.3%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to the nontaxable earnings on bank owned life insurance and tax exempt interest income earned on certain investment securities and loans, less state tax expense, net of federal effect, and other non-deductible expenses.

Net deferred tax assets totaled $14.0 million at September 30, 2017 and $11.3 million at December 31, 2016. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Stock Options. At September 30, 2017 and December 31, 2016 there were 429,500 and 389,500 time based options outstanding under the 2014 Plan, respectively.  The Company has two additional stock options plans, which are frozen to further issuance.

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At September 30, 2017 there were 367,213 time based options, 992,864 performance options and 308,054 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2016 there were 377,015 time based options, 1,020,242 performance options and 316,550 super-performance options outstanding under the 2010 Option Plan.

The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At September 30, 2017 and December 31, 2016, there were 87,500 and 127,500 options outstanding under the 2006 Option Plan, respectively.

Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At September 30, 2017 and December 31, 2016, there were 322,375 and 288,500 restricted stock units outstanding under the 2014 Plan, respectively.  Total restricted stock units compensation expense was $186 thousand and $193 thousand for the three months ended September 30, 2017 and 2016, respectively, and $592 thousand and $595 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of September 30, 2017 and December 31, 2016, there were 63,000 and 93,000 units outstanding under the SAR Plan, respectively.

For the three and nine months ended September 30, 2017, $285 thousand and $642 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded.  For the three and nine months ended September 30, 2016, $114 thousand and $2 thousand stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.

Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended September 30, 2017 and 2016, were $349 thousand and $325 thousand, respectively, and for the nine months ended September 30, 2017 and 2016, were $1.1 million and $976 thousand, respectively.

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

	September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$929,168	$368,429	$42,813	$-	$1,340,410
Federal Home Loan Bank advances	215,796	-	-	-	215,796
Subordinated debentures and subordinated notes	3,795	3,671	8,650	81,375	97,491
Operating leases	2,218	2,947	2,014	3,120	10,299
Total	$1,150,977	$375,047	$53,477	$84,495	$1,663,996

Payments for the FHLB advances includes interest of $796 thousand that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $40.3 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at September 30, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

Leases — The Company’s noncancelable future operating lease commitments as of the date indicated is as follows:

September 30, 2017
(Dollars in thousands)

2017	$591
2018	2,034
2019	1,610
2020	1,237
2021	1,099
Thereafter	3,728
Total	$10,299

The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $581 thousand and $627 thousand for the three months ended September 30, 2017 and 2016, respectively, and was $1.7 million for both the nine months ended September 30, 2017 and 2016, respectively.

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

SEPTEMBER 30, 2017

(Unaudited)

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

The following is a summary of the various financial instruments outstanding as of the date set forth:

	September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$319,979	$181,895	$64,645	$50,813	$617,332
Standby and commercial letters of credit	9,190	2,454	163	640	12,447
Total	$329,169	$184,349	$64,808	$51,453	$629,779

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

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	September 30, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$179,387	2.19 - 5.72%	LIBOR 1 month + 0.000% - 4.250%	Wtd. Avg. 3.0 years	$269

Correspondent interest rate swap:
pay fixed/receive floating	$179,387	2.19 - 5.72%	LIBOR 1 month + 0.000% - 4.250%	Wtd. Avg. 3.0 years	$(308)

	December 31, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value
	(Dollars in thousands)

Non-hedging derivative instruments:
Customer interest rate swap:
receive fixed/pay floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$609

Correspondent interest rate swap:
pay fixed/receive floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$(691)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet (included in other assets and other liabilities). The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	September 30, 2017			December 31, 2016
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Financial institution counterparty:
Interest rate swaps	$179,387	$735	$1,044	$185,637	$698	$1,389
Interest rate caps and collars	37,682	44	-	16,482	5	-
Commercial customer counterparty:
Interest rate swaps	179,387	997	728	185,637	1,307	698
Interest rate caps and collars	37,682	-	43	16,482	-	5
Gross derivatives		1,776	1,815		2,010	2,092
Offsetting derivatives assets/liabilities		(802)	(802)		(698)	(698)
Net derivatives included in the consolidated balance sheets		$974	$1,013		$1,312	$1,394

The strike rate for the outstanding caps was 6.00% at both September 30, 2017 and December 31, 2016.  The rates for the outstanding interest rate collars were 4.55% and 5.80% at September 30, 2017.  There were no interest rate collars outstanding at December 31, 2016.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Financial institutions are categorized as “well capitalized” or “adequately capitalized”, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of “adequately capitalized” as of September 30, 2017 and December 31, 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be “well capitalized”. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below “well-capitalized” status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	September 30, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$451,587	12.9%	$278,989	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	384,309	11.0	209,242	6.0	N/A	N/A
Common equity tier 1 capital	371,053	10.6	156,931	4.5	N/A	N/A
Tier I capital (to average assets)	384,309	9.5	161,610	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$435,278	12.6%	$277,200	8.0%	$346,499	10.0%
Tier 1 capital (to risk weighted assets)	407,824	11.8	207,900	6.0	277,200	8.0
Common equity tier 1 capital	407,824	11.8	155,925	4.5	225,225	6.5
Tier I capital (to average assets)	407,824	10.1	161,067	4.0	201,334	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the Office of the Comptroller of the Currency (the “OCC”) may require the Bank to maintain capital ratios above the required minimums.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the periods ended September 30, 2017 and December 31, 2016.

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

SEPTEMBER 30, 2017

(Unaudited)

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall.

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$-	$694,259	$-	$694,259
Correspondent interest rate swaps	-	735	-	735
Customer interest rate swaps	-	997	-	997
Correspondent interest rate caps and collars	-	44	-	44

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,044	$-	$1,044
Customer interest rate swaps	-	728	-	728
Customer interest rate caps and collars	-	43	-	43

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Financial Assets:
Available-for-sale securities	$112,881	$161,738	$-	$274,619
Correspondent interest rate swaps	-	698	-	698
Customer interest rate swaps	-	1,307	-	1,307
Correspondent interest rate caps	-	5	-	5

Financial Liabilities:
Correspondent interest rate swaps	$-	$1,389	$-	$1,389
Customer interest rate swaps	-	698	-	698
Customer interest rate caps	-	5	-	5

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

SEPTEMBER 30, 2017

(Unaudited)

The following tables present the assets that were carried on the consolidated balance sheet at the end of the reporting period for which a nonrecurring change in the fair value was recorded during the reporting period:

	September 30, 2017
	Level 3	Total	Losses for the Nine Months Ended September 30, 2017
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$18,916	$18,916	$7,459
Other real estate owned	802	802	118
Loans held for sale	15,503	15,503	1,847

	September 30, 2016
	Level 3	Total	Losses for the Nine Months Ended September 30, 2016
	(Dollars in thousands)

Assets Measured on a Nonrecurring Basis:
Impaired loans	$54,123	$54,123	$14,999
Other real estate owned	-	-	-

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

SEPTEMBER 30, 2017

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

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at the date indicated:

	Fair Value at 9/30/2017	Valuation Technique	Unobservable Input	Range (1) (Weighted Average)
	(Dollars in thousands)

Loans held for investment	$3,119,653	Discounted cash flow	Prepayment Speed	0% to 99.14% (17.23%)
			Discount Rates	0% - 18.16% (4.08%)

Real estate acquired by foreclosure	802	Appraisal	Adjustments for comparable properties	8.00%
(1)	Represents range of factors applied to determine fair value.

GREEN BANCORP, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$179,463	$179,463	$-	$-	$179,463
Available-for-sale securities	694,259	-	694,259	-	694,259
Held-to-maturity securities	13,730	-	13,701	-	13,701
Other securities	21,777	21,777	-	-	21,777
Loans held for sale	17,673	-	2,170	15,503	17,673
Loans held for investment	3,071,761	-	-	3,119,653	3,119,653
Real estate acquired by foreclosure	802	-	-	802	802
Total	$3,999,465	$201,240	$710,130	$3,135,958	$4,047,328

Financial Liabilities:
Deposits	$3,408,253	$-	$3,407,620	$-	$3,407,620
Securities sold under agreements to repurchase	5,867	-	5,867	-	5,867
Other borrowed funds	215,000	-	214,858	-	214,858
Subordinated debentures and subordinated notes	47,596	-	44,262	-	44,262
Total	$3,676,716	$-	$3,672,607	$-	$3,672,607

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)

Financial Assets:
Cash and short term investments	$389,007	$389,007	$-	$-	$389,007
Available-for-sale securities	274,619	112,881	161,738	-	274,619
Held-to-maturity securities	35,505	-	34,845	-	34,845
Other securities	17,983	17,983	-	-	17,983
Loans held for sale	23,989	24,144	-	-	24,144
Loans held for investment	3,098,220	-	-	3,128,966	3,128,966
Real estate acquired by foreclosure	5,220	-	-	5,220	5,220
Total	$3,844,543	$544,015	$196,583	$3,134,186	$3,874,784

Financial Liabilities:
Deposits	$3,374,700	$-	$3,375,047	$-	$3,375,047
Securities sold under agreements to repurchase	3,493	-	3,493	-	3,493
Other borrowed funds	150,000	-	148,921	-	148,921
Subordinated debentures and subordinated notes	47,492	-	47,492	-	47,492
Total	$3,575,685	$-	$3,574,953	$-	$3,574,953

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

Total assets were $4.2 billion as of September 30, 2017 compared with $4.0 billion as of December 31, 2016, an increase of $136.1 million or 3.4%. Total deposits were $3.4 billion as of September 30, 2017 compared with $3.4 billion as of December 31, 2016, an increase of $33.6 million or 1.0%. Total loans held for investment were $3.1 billion at September 30, 2017, a decrease of $26.5 million, or 0.9%, compared with $3.1 billion as of December 31, 2016.  Loans held for sale were $17.7 million at September 30, 2017 compared with $24.0 million as of December 31, 2016, a decrease of $6.3 million or 26.3%.  At September 30, 2017, energy loans totaled $70.8 million, or 2.3% of total loans, excluding loans held for sale.  At September 30, 2017 and December 31, 2016, we had $54.2 million and $76.8 million, respectively, in non-accrual loans and our allowance for loan losses was $33.5 million and $26.4 million, respectively. Shareholders’ equity was $462.3 million and $430.5 million at September 30, 2017 and December 31, 2016, respectively.

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

Hurricane Harvey

In late August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston. The Company currently operates 11 branches in the greater Houston area.  As of September 30, 2017, the Company has not experienced any material financial impact related to Hurricane Harvey.

Results of Operations

Three months ended September 30, 2017 compared with three months ended September 30, 2016.  Net income was $11.4 million for the three months ended September 30, 2017 compared with net loss of $9.0 million for the three months ended September 30, 2016, an increase of $20.4 million.  Net earnings per diluted common share was $0.31 for the three months ended September 30, 2017 compared with net loss per diluted common share of ($0.25) for the same period in 2016, an increase of $0.56.  The Company recorded a provision for loan losses of $2.3 million for the three months ended September 30, 2017, which included $1.0 million in general reserves for the potential impact from Hurricane Harvey and $1.0 million in specific reserves.  The provision decreased $25.9 million from the same period in 2016, due to a $24.9 million decrease in provision for energy loans.  We experienced returns on average common equity of 9.90% and (8.23%), returns on average assets of 1.10% and (0.92%) and efficiency ratios of 50.6% and 61.9% for the three months ended September 30, 2017 and 2016, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016.  For the nine months ended months ended September 30, 2017 net income was $31.5 million compared with a net loss of $3.5 million for the same period in 2016, an increase of $35.0 million. Earnings per common share on a diluted basis was $0.85 for the nine months ended September 30, 2017 compared with net loss per diluted common share of ($0.10) for the same period in 2016, an increase of $0.95. The Company recorded a provision for loan losses of $10.0 million for the nine months ended September 30, 2017, which included $7.3 million in reserves on the energy portfolio.  The provision decreased $45.2 million from the same period in 2016, due to a $34.9 million decrease in provision for energy loans.  We experienced returns on average common equity of 9.44% and (1.07%), returns on average assets of 1.03% and (0.12%) and efficiency ratios of 50.9% and 56.0% for the nine months ended September 30, 2017 and 2016, respectively.

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

Three months ended September 30, 2017 compared with three months ended September 30, 2016. Net interest income before the provision for loan losses for the three months ended September 30, 2017 was $36.3 million compared with $33.7 million for the three months ended September 30, 2016, an increase of $2.6 million, or 7.7%.  The increase was primarily due to an increase of $3.3 million, or 338.5%, in interest income on securities and a $1.7 million, or 4.4%, increase in the interest earned on loans, offset by a $965 thousand increase in interest expense on transaction and saving deposits, a $813 thousand increase in interest expense related to the subordinated notes issued during the fourth quarter of 2016 and a $473 thousand increase in expense for other borrowed funds.  Interest income was $44.5 million for the three months ended September 30, 2017, an increase of $5.1 million, or 13.0%, compared with the three months ended September 30, 2016. Interest income on loans was $39.5 million for the three months ended September 30, 2017, an increase of $1.7 million, or 4.4%, compared with the three months ended September 30, 2016, primarily due to a 34 basis point increase in the in average loan yield, offset by a $90.9 million decrease in average loans outstanding. Interest income on securities was $4.3 million for the three months ended September 30, 2017, an increase of $3.3 million compared with the three months ended September 30, 2016, primarily due to a $463.3 million, or 185.9%, increase in the average securities balance and a 84 basis point increase in the average securities yield.   Interest income earned on deposits in financial institutions and federal funds sold increased $85 thousand to $432 thousand for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to a 76 basis point increase in average yield, offset by a $134.7 million decrease in the average balance. Interest expense was $8.3 million for the three months ended September 30, 2017, an increase of $2.5 million, or 43.5%, compared with the three months ended September 30, 2016.  Interest expense on deposits was $6.5 million for the three months ended September 30, 2017, an increase of $1.2 million, or 22.8%, compared with the three months ended September 30, 2016, primarily due to a 17 basis point increase in the average cost of interest-bearing deposits and an increase of $30.8 million in the average balance.  Interest expense on subordinated debentures and subordinated notes was $1.1 million for the three months ended September 30, 2017, an increase of $813 thousand, or 330.5%, compared with the three months ended September 30, 2016, primarily due to the December 2016 issuance of $35.0 million in subordinated notes.  For the three months ended September 30, 2017, average noninterest-bearing deposits increased $70.3 million from $609.6 million during the three months ended September 30, 2016 to $679.9 million for the three months ended September 30, 2017. Total cost of funds, including noninterest-bearing deposits, increased 23 basis points to 0.90% for the three months ended September 30, 2017 compared to 0.67% for the same period in 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2017 was 3.65%, an increase of 3 basis points compared with 3.62% for the same period in 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016. Net interest income before the provision for loan losses for the nine months ended September 30, 2017 was $104.2 million compared with $101.4 million for the nine months ended September 30, 2016, an increase of $2.8 million, or 2.7%.  The increase was primarily due to an increase of $7.8 million, or 254.7%, in interest income on securities and a $1.4 million, or 1.3%, increase in the interest earned on loans, offset by a $3.9 million increase in interest expense on deposits, a $2.4 million increase in interest expense related to the subordinated notes issued during the fourth quarter of 2016 and a $706 thousand increase in expense for other borrowed funds. Interest income was $127.0 million for the nine months ended September 30, 2017, an increase of $9.8 million, or 8.4%, compared with the nine months ended September 30, 2016.  Interest income on loans was $114.4 million for the nine months ended September 30, 2017, an increase of $1.4 million, or 1.3%, compared with the nine months ended September 30, 2016 primarily due to a 22 basis point increase in the in average loan yield, offset by a $98.6 million decrease in average loans outstanding.  Interest income on securities was $10.8 million for the nine months ended September 30, 2017, an increase of $7.8 million, or 254.7%, compared with the nine months ended September 30, 2016, due primarily to a $378.7 million increase in the average securities balance and a 74 basis point increase in the average securities yield.  Interest income earned on deposits in financial institutions and federal funds sold increased $542 thousand to $1.2 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to a 54 basis point increase in average yield, offset by a $15.0 million decrease in the average balance.  Interest expense was $22.8 million for the nine months ended September 30, 2017, an increase of $7.0 million, or 44.5%, compared with the nine months ended September 30, 2016.  Interest expense on deposits was $18.1 million for the nine months ended September 30, 2017, an increase of $3.9 million, or 27.3%, compared with the nine months ended September 30, 2016, primarily due to a 15 basis point increase in the average cost of interest-bearing deposits and an increase of $141.0 million in the average balance.  Interest expense on subordinated debentures and subordinated notes was $3.2 million for the nine months ended September 30, 2017, an increase of $2.4 million, or 334.0%, compared with the nine months ended September 30, 2016, primarily due to the December 2016 issuance of $35.0 million in subordinated notes.  For the nine months ended September 30, 2017, average noninterest-bearing deposits increased $73.2 million from $599.1 million during the nine months ended September 30, 2016 to $672.3 million for the nine months ended September 30, 2017.  Total cost of funds, including noninterest-bearing deposits, increased 21 basis points to 0.84% for the nine months ended September 30, 2017 compared to 0.63% for the same period in 2016.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the nine months ended September 30, 2017 was 3.59%, a decrease of 16 basis points compared with 3.74% for the same period in 2016.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans(1)	$3,071,039	$39,549	5.11%	$3,161,987	$37,897	4.77%
Securities	712,431	4,337	2.42	249,174	989	1.58
Other investments	26,009	221	3.37	18,593	199	4.26
Interest earning deposits in financial institutions and federal funds sold	134,868	432	1.27	269,541	347	0.51
Total interest-earning assets	3,944,347	44,539	4.48%	3,699,295	39,432	4.24%

Allowance for loan losses	(32,395)			(47,534)
Noninterest-earning assets	219,754			242,366
Total assets	$4,131,706			$3,894,127

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,349,701	$2,502	0.74%	$1,253,333	$1,537	0.49%
Certificates and other time deposits	1,343,732	4,042	1.19	1,409,269	3,791	1.07
Securities sold under agreements to repurchase	5,943	2	0.13	3,158	1	0.13
Other borrowed funds	227,936	655	1.14	150,000	182	0.48
Subordinated debentures and subordinated notes	47,531	1,059	8.84	13,451	246	7.28
Total interest-bearing liabilities	2,974,843	8,260	1.10%	2,829,211	5,757	0.81%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	679,851			609,553
Other liabilities	19,709			20,743
Total liabilities	3,674,403			3,459,507
Shareholders’ equity	457,303			434,620
Total liabilities and shareholders’ equity	$4,131,706			$3,894,127

Net interest rate spread			3.38%			3.43%
Net interest income and margin(2)		$36,279	3.65%		$33,675	3.62%

(1)Loans held for sale and nonaccrual loans are included in the loan averages.

(2)The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Interest-Earning Assets:
Loans(1)	$3,059,750	$114,396	5.00%	$3,158,391	$112,953	4.78%
Securities	654,913	10,848	2.21	276,252	3,058	1.48
Other investments	22,642	606	3.58	21,865	577	3.52
Interest earning deposits in financial institutions and federal funds sold	148,461	1,172	1.06	163,459	630	0.51
Total interest-earning assets	3,885,766	127,022	4.37%	3,619,967	117,218	4.33%

Allowance for loan losses	(30,717)			(40,902)
Noninterest-earning assets	226,984			243,657
Total assets	$4,082,033			$3,822,722

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,364,649	$6,710	0.66%	$1,157,704	$3,999	0.46%
Certificates and other time deposits	1,326,247	11,435	1.15	1,392,152	10,256	0.98
Securities sold under agreements to repurchase	4,640	5	0.14	3,651	1	0.04
Other borrowed funds	202,449	1,494	0.99	198,693	792	0.53
Subordinated debentures and subordinated notes	47,486	3,151	8.87	13,347	726	7.27
Total interest-bearing liabilities	2,945,471	22,795	1.03%	2,765,547	15,774	0.76%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	672,278			599,120
Other liabilities	18,094			18,062
Total liabilities	3,635,843			3,382,729
Shareholders’ equity	446,190			439,993
Total liabilities and shareholders’ equity	$4,082,033			$3,822,722

Net interest rate spread			3.34%			3.57%
Net interest income and margin(2)		$104,227	3.59%		$101,444	3.74%

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

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest-Earning assets:
Loans, including fees	$(1,093)	$2,745	$1,652	$(3,524)	$4,967	$1,443
Securities	1,844	1,504	3,348	4,188	3,602	7,790
Other investments	80	(58)	22	20	9	29
Interest-earning deposits in financial institutions and federal funds sold	(174)	259	85	(58)	600	542
Total increase in interest income	657	4,450	5,107	626	9,178	9,804

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$119	$846	$965	$714	$1,997	$2,711
Certificates and other time deposits	(177)	428	251	(485)	1,664	1,179
Securities sold under agreements to repurchase	1	-	1	-	4	4
Other borrowings	95	378	473	15	687	702
Subordinated debentures and subordinated notes	625	188	813	1,855	570	2,425
Total increase in interest expense	663	1,840	2,503	2,099	4,922	7,021
(Decrease) Increase in net interest income	$(6)	$2,610	$2,604	$(1,473)	$4,256	$2,783

Provision for loan losses

Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2017 was $33.5 million, representing 1.09% of total loans, excluding loans held for sale, as of such date.

Three months ended September 30, 2017 compared with three months ended September 30, 2016.  We recorded $2.3 million in provision for loan losses for the three months ended September 30, 2017 compared with $28.2 million in provision for the same period in 2016. The decrease in the provision is primarily related to a $24.9 million decrease in provision for energy loans.   Net charge-offs for the three months ended September 30, 2017 were $811 thousand compared with net charge offs of $39.7 million for the three months ended September 30, 2016. This decrease reflected a decrease in gross charge-offs from $39.8 million to $850 thousand for the three months ended September 30, 2016 and 2017, respectively, and a decrease in recoveries from $116 thousand to $39 thousand for the three months ended September 30, 2016 and 2017, respectively.  Net charge-offs related to energy loans totaled $418 thousand for the three months ended September 30, 2017, in comparison to $38.1 million for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016.  The provision for loan losses for the nine months ended September 30, 2017 million was $10.0 million compared with $55.2 million for the same period in 2016.  The provision recorded for the nine months ended September 30, 2016, included $7.3 million in reserves on the energy portfolio. Net charge offs for the nine months ended September 30, 2017 were $2.8 million compared with $52.2 million for the nine months ended September 30, 2016. This decrease reflected a decrease in gross charge-offs from $53.3 million to $3.8 million, and a decrease in recoveries from $1.0 million to $979 thousand for the nine months ended September 30, 2016 and 2017, respectively.  Net charge-offs related to energy loans totaled $1.7 million for the nine months ended September 30, 2017, in comparison to $50.9 million for the nine months ended September 30, 2016.

Noninterest Income

Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on sale of the guaranteed portion of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended September 30, 2017, noninterest income totaled $3.4 million, a decrease of $701 thousand, or 17.1%, compared with the three months ended September 30, 2016. The decrease was primarily due to a $1.3 million increase in net loss on held for sale loans, a $332 thousand increase in net loss on sale of available for sale securities and a $396 thousand decrease in derivative income, offset by increases of $842 thousand in customer service fees and $334 thousand in gain on sale of the guaranteed portion of loans.

For the nine months ended September 30, 2017, noninterest income totaled $14.6 million, an increase of $2.6 million, or 21.3%, compared with the nine months ended September 30, 2016. This increase was primarily due to a $2.5 million increase in customer service fees, a $1.1 million increase in gain on sale of the guaranteed portion of loans and a $587 thousand increase in loan fees, offset by a $1.2 million net loss on loans held for sale.

The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Customer service fees	$2,365	$1,523	$6,830	$4,374
Loan fees	871	806	2,811	2,224
(Loss) gain on sale of available-for-sale securities, net	(332)	-	(38)	-
(Loss) gain on loans held-for-sale, net	(1,294)	-	(1,210)	41
Gain on sale of guaranteed portion of loans	1,302	968	4,107	2,964
Other	478	794	2,084	2,425
Total noninterest income	$3,390	$4,091	$14,584	$12,028

Noninterest Expense

For the three months ended September 30, 2017, noninterest expense totaled $20.1 million, a decrease of $3.3 million, or 14.2%, compared with the three months ended September 30, 2016. The decrease was primarily due to a $1.9 million decrease in real estate acquired by foreclosure, a $1.0 million decrease in loan-related expenses and a $779 thousand favorable change in the reserve for unfunded commitments, offset by a $562 thousand increase in salaries and employee benefits.

For the nine months ended September 30, 2017, noninterest expense totaled $60.5 million, a decrease of $3.0 million, or 4.8%, compared with the nine months ended September 30, 2016.  The decrease is primarily due to decreases of $2.1 million in real estate acquired by foreclosure and $1.2 million in loan related expenses and a $1.9 million favorable change in the reserve for unfunded commitments, offset by a $2.2 million increase in salaries and employee benefits.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Salaries and employee benefits (1)	$12,487	$11,925	$37,546	$35,365
Non-staff expenses:
Occupancy	2,080	2,194	6,125	6,259
Professional and regulatory fees	2,331	2,180	6,627	6,537
Data processing	924	921	2,827	2,836
Software license and maintenance	464	580	1,391	1,584
Marketing	154	283	516	882
Loan related	271	1,287	1,172	2,331
Real estate acquired by foreclosure, net	159	2,105	674	2,786
Other	1,197	1,908	3,639	4,965
Total noninterest expense	$20,067	$23,383	$60,517	$63,545

(1)

Total salaries and employee benefits include stock based compensation expense of $641 thousand and $442 thousand for the three months ended September 30, 2017 and 2016, respectively, and $1.7 million and $951 thousand for the nine months ended September 30, 2017 and 2016, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 50.6% for the three months ended September 30, 2017, compared with 61.9% for the three months ended September 30, 2016.  The improvement was primarily due to the increase in net interest income and decrease in noninterest expense.  Our efficiency ratio was 50.9% and 56.0% for the nine months ended September 30, 2017 and 2016, respectively.  The improvement was due to the increases in net interest income and noninterest income plus the decrease in noninterest expense.

Income Taxes

For the three months ended September 30, 2017, income tax expense was $5.9 million, an increase of $10.7 million or 222.0%, compared with income tax benefit of $4.8 million for the same period in 2016.  The increase was primarily attributable to higher pre-tax earnings for the three months ended September 30, 2017 compared with the same period in 2016.  The effective income tax rate for the three months ended September 30, 2017 and 2016 was 34.1% and 35.0%, respectively, as compared to the U.S. statutory rate of 35%.

For the nine months ended September 30, 2017, income tax expense was $16.8 million, an increase of $18.6 million, compared with income tax benefit of $1.8 million for the same period in 2016.  The increase was primarily attributable to higher pre-tax net earnings for the nine months ended September 30, 2017 compared with the same period in 2016. The effective income tax rate for the nine months ended months ended September 30, 2017 and 2016 was 34.8% and 33.3%, respectively.

Financial Condition

Loan Portfolio

At September 30, 2017, total loans held for investment were $3.1 billion, a decrease of $26.5 million, or 0.9%, compared with December 31, 2016.  The decrease was primarily due to the resolution of energy and nonperforming loans and the decrease in commercial real estate loans, which offset new loan production.

At September 30, 2017, total loans held for sale were $17.7 million, a decrease of $6.3 million, or 26.3%, compared with December 31, 2016.  The September 30, 2017 balance included $15.5 million of energy loans transferred to held for sale during 2016.

The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	September 30, 2017
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$1,066,715	$82,135	$1,148,850	37.4%
Real estate:
Owner occupied commercial real estate	312,162	96,236	408,398	13.3
Commercial real estate	806,327	262,415	1,068,742	34.8
Construction, land & land development	146,522	47,334	193,856	6.3
Residential mortgage	138,095	96,994	235,089	7.7
Consumer and other	15,418	1,408	16,826	0.5
Total loans held for investment	$2,485,239	$586,522	$3,071,761	100.0%

Total loans held for sale	$17,673	$-	$17,673	100.0%

	December 31, 2016
	Originated	Acquired	Total	Percent
	(Dollars in thousands)

Commercial & industrial	$904,331	$149,594	$1,053,925	34.0%
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210	12.7
Commercial real estate	816,029	327,722	1,143,751	36.9
Construction, land & land development	179,999	69,705	249,704	8.1
Residential mortgage	127,445	117,746	245,191	7.9
Consumer and other	9,248	2,191	11,439	0.4
Total loans held for investment	$2,301,928	$796,292	$3,098,220	100.0%

Total loans held for sale	$23,989	$-	$23,989	100.0%

At September 30, 2017, total energy exposure was $86.3 million, which included $70.8 million in loans held for investment and $15.5 million in loans held for sale.  This represents energy exposure of 2.8% of total gross loans and 2.3% of loans held for investment.  Reserved-based energy loans held for investment represented approximately 0.4% and 0.5% of total funded loans as of September 30, 2017 and December 31, 2016, respectively. Energy-related service industry loans represented approximately 1.9% and 2.6% of total funded loans as of September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017 and December 31, 2016, $12.1 million and $14.0 million of reserved-based energy loans and $34.3 million and $42.2 million of energy-related service industry loans were nonperforming, respectively.

Nonperforming Loans

Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $77.3 million in nonperforming loans at September 30, 2017, compared with $94.5 million at December 31, 2016. The ratio of nonperforming loans to total loans was 2.52% at September 30, 2017 compared with 3.05% at December 31, 2016.

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

The following tables present information regarding nonperforming loans at the dates indicated:

	September 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$34,632	$9,024	$43,656
Accruing loans past due 90 days or more	1,069	3,759	4,828
Restructured loans - nonaccrual	7,755	2,800	10,555
Restructured loans - accruing	4,137	14,114	18,251
Total nonperforming loans	$47,593	$29,697	$77,290

	December 31, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	-	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493

Allowance for loan losses

Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2017 was $33.5 million, representing 1.09% of total loans, excluding loans held for sale, compared with $26.4 million, or 0.85% of total loans, excluding loans held for sale, at December 31, 2016. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended
	September 30, 2017
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$2,351,056	$689,870	$3,040,926
Total loans outstanding at end of period (1)	2,485,239	586,522	3,071,761
Allowance for loan losses at beginning of period	23,855	2,509	26,364
Provision for loan losses	9,986	(31)	9,955
Charge-offs:
Commercial and industrial	(2,280)	(338)	(2,618)
Owner occupied commercial real estate	-	(961)	(961)
Construction, land & land development	-	(95)	(95)
Consumer and Other	(142)	(2)	(144)
Total charge-offs	(2,422)	(1,396)	(3,818)
Recoveries:
Commercial and industrial	593	77	670
Owner occupied commercial real estate	-	4	4
Commercial real estate	-	7	7
Construction, land & land development	-	75	75
Residential mortgage	47	47	94
Consumer and Other	122	7	129
Total recoveries	762	217	979
Net charge-offs	(1,660)	(1,179)	(2,839)
Allowance for loan losses at end of period	$32,181	$1,299	$33,480

Ratio of allowance to end of period loans	1.29%	0.22%	1.09%
Ratio of net charge-offs to average loans	(0.07)%	(0.17)%	(0.09)%

(1)	Excluding loans held for sale

	As of and for the Nine Months Ended
	September 30, 2016
	Originated	Acquired	Total
	(Dollars in thousands)

Average loans outstanding (1)	$2,095,472	$1,062,258	$3,157,730
Total loans outstanding at end of period (1)	2,152,059	895,559	3,047,618
Allowance for loan losses at beginning of period	32,723	224	32,947
Provision for loan losses	46,533	8,667	55,200
Charge-offs:
Commercial and industrial	(49,201)	(1,804)	(51,005)
Owner occupied commercial real estate	-	(1,155)	(1,155)
Residential mortgage	-	(518)	(518)
Consumer and Other	(96)	(15)	(111)
Total charge-offs	(49,323)	(3,958)	(53,281)
Recoveries:
Commercial and industrial	702	92	794
Construction, land & land development	-	79	79
Residential mortgage	26	96	122
Consumer and Other	15	18	33
Total recoveries	743	302	1,045
Net charge-offs	(48,580)	(3,656)	(52,236)
Allowance for loan losses at end of period	$30,676	$5,235	$35,911

Ratio of allowance to end of period loans	1.43%	0.58%	1.18%
Ratio of net charge-offs to average loans	(2.32)%	(0.34)%	(1.65)%

(1)	Excluding loans held for sale

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

We believe that the allowance for loan losses at September 30, 2017 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2017, the carrying amount of investment securities totaled $708.0 million, an increase of $397.9 million, or 128.3%, compared with $310.1 million at December 31, 2016. At September 30, 2017, securities represented 17.0% of total assets compared with 7.7% at December 31, 2016.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
SBA guaranteed securities	$106,284	$252	$(350)	$106,186
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	259,045	1,197	(307)	259,935
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	66,069	-	(611)	65,458
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	214,898	-	(2,921)	211,977
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	31,138	-	(30)	31,108
Corporate debt securities	1,788	3	-	1,791
Obligations of municipal subdivisions	6,686	7	-	6,693
CRA qualified investment fund	11,337	-	(226)	11,111
Total	$697,245	$1,459	$(4,445)	$694,259

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$11,103	$97	$(131)	$11,069
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,627	5	-	2,632
Total	$13,730	$102	$(131)	$13,701

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	-	(1)	235
CRA qualified investment fund	11,183	-	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

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

Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. As of September 30, 2017, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first nine months of 2017 or the 2016 fiscal year.

Deposits

Total deposits at September 30, 2017 were $3.4 billion, an increase of $33.6 million, or 1.0%, compared to $3.4 billion at December 31, 2016, comprised of a $34.3 million increase in noninterest-bearing deposits and a $24.3 million increase in interest-bearing transaction and savings deposits, offset by a $25.0 million decrease in time deposits.  Noninterest bearing deposits at September 30, 2017 were $684.3 million compared with $650.1 million at December 31, 2016, an increase of $34.3 million, or 5.3%. Interest bearing deposits at September 30, 2017 were $2.7 billion a decrease of $712 thousand compared with December 31, 2016.

The Company had $180.6 million and $97.9 million in brokered time deposits at September 30, 2017 and December 31, 2016, respectively.  In addition the Company had $49.9 million in brokered non-interest bearing deposits at September 30, 2017.  Brokered deposits represented 6.8% and 2.9% of total deposits at September 30, 2017 and December 31, 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.

The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30,
	2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing transaction deposits	$182,996	0.14%	$172,783	(1.79)%
Money market and savings deposits	1,181,653	0.74	984,921	0.52
Certificates and other time deposits	1,326,247	1.15	1,392,152	0.98
Total interest-bearing deposits	$2,690,896	0.90	$2,549,856	0.75
Noninterest-bearing deposits	672,278	-	599,120	-
Total deposits	$3,363,174	0.72%	$3,148,976	0.60%

Other Borrowed Funds

The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

Federal Home Loan Bank advances	$215,000	$150,000
Repurchase agreements	5,867	3,493
Total	$220,867	$153,493

FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2017 and December 31, 2016, total unused borrowing capacity of $1.1 billion and $608.8 million, respectively, was available under this arrangement. At September 30, 2017, $215.0 million was outstanding with an average interest rate of 1.15% and all of the Company’s FHLB advances will mature within one year. At December 31, 2016, $150.0 million was outstanding with an average interest rate of 0.59% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain loans and unpledged securities held in safekeeping. The increase in total borrowing capacity is primarily due to the purchase of securities, offset by pay downs in loans. We utilize these borrowings to meet liquidity needs and to fund certain loans in our portfolio.

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

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our contingency funding plan. At September 30, 2017 and December 31, 2016, $53.8 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.  The available capacity decreased temporarily at September 30, 2017 due to a delay in providing loan data.  The availability was $373.3 million effective October 5, 2017.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of September 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding.

Subordinated Debentures and Subordinated Notes

Subordinated Notes — During the fourth quarter 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at September 30, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, commencing on June 15, 2017.

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

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.3 million at September 30, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at September 30, 2017 is set forth in the table below:

	September 30,	December 31,
	2017	2016

	(Dollars in thousands)

Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,327)	(1,115)
Total subordinated notes	$33,673	$33,885

Subordinated Debentures Trust Preferred Securities — At September 30, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $8.2 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at September 30, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)

Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of September 30, 2017 was 1.334%.
(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources

Liquidity

Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the three months ended September 30, 2017 and the 2016 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

As of September 30, 2017, we had outstanding $617.3 million in commitments to extend credit and $12.4 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of September 30, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of September 30, 2017, we had cash and cash equivalents of $179.5 million, a decrease of $209.5 million compared with $389.0 million as of December 31, 2016.  Net proceeds of $462.5 million were utilized to purchase securities during the nine months ended September 30, 2017.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2017 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures and subordinated notes, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $796 thousand that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $40.3 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at September 30, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

	September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Certificates and other time deposits	$929,168	$368,429	$42,813	$-	$1,340,410
Federal Home Loan Bank advances	215,796	-	-	-	215,796
Subordinated debentures and subordinated notes	3,795	3,671	8,650	81,375	97,491
Operating leases	2,218	2,947	2,014	3,120	10,299
Total	$1,150,977	$375,047	$53,477	$84,495	$1,663,996

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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	September 30, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)

Commitments to extend credit	$319,979	$181,895	$64,645	$50,813	$617,332
Standby and commercial letters of credit	9,190	2,454	163	640	12,447
Total	$329,169	$184,349	$64,808	$51,453	$629,779

Capital Resources

Total shareholders’ equity was $462.3 million at September 30, 2017, an increase of $31.8 million, or 7.4%, compared with $430.5 million at December 31, 2016. The increase was the result of net income of $31.5 million for the nine month period, plus the net change for proceeds from the exercise of stock options and increase due to stock compensation expense, offset by the change in the value of available for sale securities recognized in other accumulated comprehensive earnings.

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

The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of September 30, 2017 and December 31, 2016 to the minimum and well capitalized regulatory standards:

	September 30, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$451,587	12.9%	$278,989	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	384,309	11.0	209,242	6.0	N/A	N/A
Common equity tier 1 capital	371,053	10.6	156,931	4.5	N/A	N/A
Tier I capital (to average assets)	384,309	9.5	161,610	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$435,278	12.6%	$277,200	8.0%	$346,499	10.0%
Tier 1 capital (to risk weighted assets)	407,824	11.8	207,900	6.0	277,200	8.0
Common equity tier 1 capital	407,824	11.8	155,925	4.5	225,225	6.5
Tier I capital (to average assets)	407,824	10.1	161,067	4.0	201,334	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.

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

Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the Company’s risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, you should note the following risk factor:

Catastrophic weather events can have an adverse impact on the Company’s business, financial condition and operations.

Hurricanes, tornadoes, wildfires, earthquakes and other natural disasters and severe weather events have caused, and in the future may cause, widespread property damage and significantly and negatively affect the local economies in which the Company operates. For example, in late August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston. The Company currently operates 11 branches in the greater Houston area. The effect of Hurricane Harvey, and other catastrophic weather events if they were to occur, could have a materially adverse impact on the Company’s financial condition, results of operations and business, as well as potentially increase the Company’s exposure to credit losses and liquidity risks.  If the local economies in which the Company operates experience an overall decline as a result of a catastrophic event, demand for loans and our other products and services could be reduced.  In addition, the rates of delinquencies, foreclosures, bankruptcies and losses within our loan portfolio may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by a catastrophic event. A natural disaster or other catastrophic event could, therefore, result in decreased revenue and increased loan losses that could have an adverse effect on our business, financial condition and results of operations.

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

Green Bancorp, Inc. (Registrant)

Date: November 8, 2017	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: November 8, 2017	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer