Form 10-K
period 2017-12-31
Green Bancorp, Inc.
filed 2018-03-15
CIK 1606363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-K
__________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-36580
__________________________________________
Green Bancorp, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________

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
__________________________________________

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2017 was approximately $406.3 million.

As of March 12, 2018, there were 37,189,901 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

GREEN BANCORP, INC. AND SUBSIDIARIES
2017 ANNUAL REPORT ON FORM 10-K

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
Our Company
We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twenty-two full service branches in the Houston and Dallas MSAs and other markets. The Houston and Dallas MSAs are our target markets, and we believe their growing economies and attractive demographics, together with our scalable platform, provide us with opportunities for long‑term and sustainable growth. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers. As of December 31, 2017, we had consolidated total assets of $4.3 billion, total loans held for investment of $3.2 billion (of which $2.7 billion were originated by us and $514.0 million were acquired), total deposits of $3.4 billion and total shareholders’ equity of $463.8 million.
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
During the period from December 31, 2013 through December 31, 2017, we experienced a 24% compounded annual growth rate in total loans and a 24% compounded annual growth rate in total deposits, while extending our branch footprint from twelve to twenty-two locations and expanding our team of portfolio bankers from 48 to 63. Our scale has allowed us to leverage our infrastructure to operate our business more efficiently as evidenced by the decrease in our efficiency ratio from 64.6% for the year ended December 31, 2013 to 52.7% for the year ended December 31, 2017, while our total assets grew from $1.7 billion to $4.3 billion as of December 31, 2013 and 2017, respectively.

Loans (Dollars in millions)	Deposits (Dollars in millions)

Net income (Dollars in thousands)	Return on Average Assets

Following our acquisition of Redstone Bank, we have supplemented our organic growth and increased our total deposits by successfully completing and integrating the following acquisitions:

•	OneWest: one branch of OneWest Bank located in the Dallas MSA with $188.4 million in total deposits, acquired in October 2010;

•	Main Street: three branches of Main Street Bank located in the Houston MSA with $167.7 million in total deposits and $12.7 million in loans, acquired in October 2011;

•
Opportunity: Opportunity Bancshares, Inc. and its subsidiary, Opportunity Bank, with one branch located in the Dallas MSA, $44.1 million in total deposits and $25.6 million in total loans, acquired in May 2012;

•
SharePlus: SP Bancorp, Inc. and its subsidiary, SharePlus Bank (together “SharePlus”), with three branches located in the Dallas MSA and one in Louisville MSA, $270.0 million in deposits and $251.2 million in loans, acquired in October 2014; and

•
Patriot:  Patriot Bancshares, Inc. (“Patriot”) and its subsidiary, Patriot Bank, with six branches located in the Houston MSA, two branches located in the Dallas MSA, and one branch located in Fannin County, Texas, $1.1 billion in deposits and $1.1 billion in loans, acquired in October 2015.

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
We intend to continue our strategy of growth by executing our portfolio banker driven organic growth strategy complemented by disciplined strategic acquisitions.

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
Our target commercial customers include Texas based small and medium‑sized businesses in the manufacturing, distribution, service and supply sectors, as well as real estate investors, mortgage originators and professional firms. We offer a wide variety of banking products and services, including loans, government guaranteed loans through the Small Business Administration and U.S. Department of Agriculture lending programs, deposit products, including demand, savings, money market and time accounts, treasury management services, an interest rate swap program and a full suite of online banking solutions. We also seek to attract traditional retail customers and to generate retail business from mass affluent individuals with the capacity to maintain significant deposit balances with us through a combination of diverse product offerings with attractive rates, convenient branch locations and personalized service.
As a significant portion of our historical growth has occurred in a low interest rate environment, a key aspect of our strategy has been the maintenance of an asset‑sensitive balance sheet that we believe will produce increased net interest income if market interest rates rise. As of December 31, 2017, 81.4% of our total loans were comprised of floating‑rate loans, which may be subject to changes in yield as the interest rate environment changes. Our loan portfolio has grown to $3.2 billion as of December 31, 2017 from $1.4 billion as of December 31, 2013, as a result of loans acquired and originated by us during that period.
Strategic Acquisitions.  We intend to supplement our organic growth by executing a disciplined acquisition strategy focusing on targets with a quality loan and deposit customer base and attractive branch locations in the Texas Triangle, which is anchored by the metropolitan areas of Houston, Dallas-Forth Worth and San Antonio and includes the Austin, Bryan-College Station, Killeen-Temple-Fort Hood and Waco MSAs, that possess favorable market share, an attractive deposit mix, manageable levels of nonperforming assets and commercial real estate loan concentrations and transactions that we expect will produce attractive risk‑adjusted returns for our shareholders. We plan to leverage our reputation as an experienced acquirer of banks, recognizing many banks in our target markets face scale and operational challenges, regulatory burdens, management succession issues and/or shareholder liquidity expectations.
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

Our Competitive Strengths
We believe the following competitive strengths will allow us to capitalize on our substantial market opportunity and achieve our business goals:
Well‑positioned within attractive major metropolitan markets in Texas.  We are one of the few Texas based banking franchises focused primarily on the major metropolitan markets in the state with a presence in both the Houston and Dallas MSAs. Substantially all of our branches are strategically located within these markets in areas that we consider to be among the most attractive in terms of serving existing and attracting new customers. We believe our model will allow us to continue to capitalize on the favorable demographic and commercial characteristics of our economically robust target markets. Within these markets, we target commercial customers with annual revenues between $5 and $150 million, and we believe that we offer customers of this size a greater level of attention than our larger competitors while providing access to a broad range of sophisticated banking products that cannot be matched by most community banks. There are numerous businesses located in the markets we serve meeting this profile and we believe that we are well‑positioned to attract these target customers relative to our competitors as a result of our extensive local knowledge, broad service offerings and portfolio banking model.
Scalable portfolio banking and operational platforms with the capacity to generate and accommodate significant organic growth.  Our management team has built a capable and knowledgeable staff and made significant investments in the technology and systems necessary to build a scalable corporate infrastructure with the capacity to support continued growth, while also improving operational efficiencies. We believe that our current team has the capacity to grow loans, deposits and fee income without significant additional overhead expense. Furthermore, we believe that our scalable credit, operational, technology and governance infrastructure will continue to allow us to efficiently and effectively manage the growth driven by our strategies. For example, our efficiency ratio has decreased from 64.6% for the year ended December 31, 2013 to 52.7% for the year ended December 31, 2017, while our total assets grew from $1.7 billion to $4.3 billion as of December 31, 2013 and 2017, respectively.
Disciplined and sophisticated credit governance process.  Our approach to credit risk management balances well‑defined centralized credit policies, disciplined underwriting criteria, a centralized credit approval process and ongoing risk monitoring and review processes with our portfolio banking model which demands that we respond promptly to our customers’ needs. Our processes emphasize early‑stage review of loans and regular credit evaluations, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our portfolio bankers. This balanced team approach has augmented our ability to identify potential problem loans early and has allowed us to maintain strong credit metrics while executing our growth strategy. In addition, we believe our nimble and responsive credit culture and underwriting process will help us to attract and retain experienced bankers who are eager to be more responsive to customers’ credit requests.
Experienced acquirer and integrator of financial institutions.  We have developed a proven platform to identify acquisition candidates, conduct comprehensive due diligence, model financial expectations, and effectively consummate the transaction and integrate the acquired institution into our scalable infrastructure and achieve synergies. Since completing a successful capital raise in 2010, we have completed five M&A transactions. In addition, members of our senior management team have successfully led over 30 bank merger and acquisition transactions since the mid‑1980s, including public company transactions. There are approximately 434 banks headquartered in Texas, approximately 115 of which are headquartered in our target markets. Of these 115 banks, 34 reported total assets between $500 million and $4.0 billion as of December 31, 2017. These banks provide us with opportunities to selectively pursue strategic transactions that meet our stringent financial, cultural and risk criteria to support our continued growth. While we have no current plans, arrangements or understandings to make any acquisitions, at any given time we may be evaluating other acquisition candidates and may enter into one or more letters of intent. We cannot assure you if or when we will announce any such transaction.
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

Segments
We manage our operations in one reportable segment. Financial information about our operations, including our revenues and net income for the years ended December 31, 2017, 2016 and 2015, and our total assets as of December 31, 2017 and 2016, are included in our consolidated financial statements and accompanying notes in Item 15 “Exhibits and Financial Statement Schedules.”
Our Banking Services
The following is a general discussion of our major types of business activities:
Lending Activities
Loan Underwriting and Approval.  Historically, we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Our board of directors delegates loan authority up to board‑approved hold limits collectively to our Loan Committee, which is comprised of members of our executive management team and credit risk executives. Our board of directors also delegates more limited individual lending authority to our President and Corporate Chief Credit Officer, credit risk personnel, and, on a further limited basis, to selected lending managers in each of our target markets. Lending officers and relationship managers, including our portfolio bankers, do not have individual loan authority. When the total relationship exceeds an individual’s loan authority, a higher authority or Loan Committee approval is required. The objective of the Bank’s centralized credit approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.
Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and the associated risks, evaluation of collateral, covenants and monitoring requirements, and the risk rating rationale. Our strategy for approving or disapproving loans is to follow our loan policies and consistent underwriting practices which include:

•	maintaining close relationships among our customers and their designated portfolio banker to ensure ongoing credit monitoring and loan servicing;

•	granting loans on a sound and collectible basis;

•	ensuring that primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	developing and maintaining targeted levels of diversification for our loan portfolio as a whole and for loans within each category; and

•	ensuring that each loan is properly documented and that any insurance coverage requirements are satisfied.
Managing credit risk is a Company‑wide process. Our strategy for credit risk management includes well‑defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. Our processes emphasize early‑stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our portfolio bankers. Our Corporate Chief Credit Officer provides Company‑wide credit oversight. Internal loan review periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third‑party loan review is performed to identify problem assets and confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge‑offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.
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
The Bank’s legal lending limit as of December 31, 2017 on loans to a single borrower was approximately $66.6 million. However, we maintain an in‑house, board‑approved “hold” limit for loans to a single borrower. Currently, mortgage‑warehouse loans are subject to a $25.0 million hold limit and all other products and businesses are subject to a $20.0 million hold limit. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.
Our loan policies provide general guidelines for loan‑to‑value ratios that restrict the size of loans to a maximum percentage of the value of the collateral securing the loans, which percentage varies by the type of collateral. Our internal loan‑to‑value limitations follow limits established by applicable law.
Loan Types.  We provide commercial loans, commercial real estate‑backed loans, residential real estate-backed loans and personal loans to small to medium‑sized businesses, commercial companies, professionals and individuals, primarily.
At December 31, 2017, we had total loans of $3.2 billion, representing 75.0% of our total assets. Our loan portfolio consisted of the following as of December 31, 2017:

	Originated	Acquired	Total	Percentage of Total

	(Dollars in thousands)
Commercial & industrial	$1,223,027	$63,469	$1,286,496	40.3%
Owner occupied commercial real estate	327,906	87,324	415,230	13.0%
Commercial real estate	823,361	244,418	1,067,779	33.5%
Construction, land & land development	136,998	27,954	164,952	5.2%
Residential mortgage	149,021	89,559	238,580	7.5%
Consumer and other	16,178	1,270	17,448	0.5%
Total loans held for investment	$2,676,491	$513,994	$3,190,485	100.0%

Total loans held for sale	$7,156	$—	$7,156	100.0%
Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, mortgage‑warehouse lines, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, government guaranteed loans, purchased receivables financing, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income. Our target commercial customers include Texas based small and medium-sized businesses in the manufacturing, distribution, service and supply sectors, as well as real estate investors, mortgage originators and professional firms.
We take as collateral a lien on general business assets including, among other things, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal. Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral. Fixed rate commercial and industrial loan maturities are generally short‑term, with three‑to‑five year maturities, or include periodic interest rate resets. Terms greater than five years may be appropriate in some circumstances, based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained. As of December 31, 2017, we had $45.1 million of commercial and industrial loans due after five years, comprised of loans with government guarantees and a small number of syndicated loans and corporate borrowers. These loans had a weighted average maturity of approximately 7.58 years.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events, catastrophic weather events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.
Mortgage Warehouse Loans.  As part of our commercial and industrial loan portfolio, our mortgage warehouse finance loans consist of ownership interests purchased in single-family residential mortgages funded through our warehouse lending group. These loans are typically on our balance sheet for 10 to 25 days or less. We have agreements with mortgage lenders and purchase legal ownership interests in individual loans they originate. All loans are underwritten consistent with established programs for permanent financing with financially sound investors. Substantially all loans are conforming loans or loans eligible for sale to federal agencies or government sponsored entities. However, for accounting purposes, these loans are deemed to be loans to the originator and, as such, are classified as loans held for investment. At December 31, 2017, mortgage warehouse loans totaled approximately $182.4 million, approximately 5.7% of our total funded loans.
Reserve‑based Energy Loans.  As part of our commercial and industrial loan portfolio, we have made reserve‑based energy loans to small and medium‑sized independent oil and gas producers who derive a majority of their revenues from the sale of oil and gas products and whose credit needs require a technical evaluation of oil and gas reserves.  In the fourth quarter of 2015, management made the decision to discontinue new reserve based lending to oil and gas producers and reduce our exposure to this lending sector. The primary collateral for reserve‑based loans are the borrower’s interests in oil and gas leases and related facilities, the majority of which are proven developed producing properties. Collateral is evaluated on a case‑by‑case basis by a third‑party petroleum engineer. As of December 31, 2017, we had $20.1 million of reserve‑based energy loans outstanding, approximately 0.6% of our total funded loans.
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
Construction, Land and Land Development Loans.  We make loans to finance the construction of residential and non‑residential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above also are used in our construction lending activities. Our construction loans generally have terms that typically range from three to five years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor and generally utilize a one to three-year interest‑only period during development/construction followed by a two‑ to five‑year period requiring amortization or in some cases principal curtailments. We offer an owner‑occupied commercial real estate loan product, which includes construction financing, with terms up to 25 years. As of December 31, 2017, we had approximately $28.8 million of construction, land and development loans due after five years, with a weighted average maturity of 21.51 years.

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
Residential Mortgage Loans. We refer residential real estate loans primarily collateralized by owner occupied properties located in our market areas to a third-party mortgage lender.  Within this referral relationship, there are a variety of mortgage loan products which include conventional, FHA, VA, fixed and variable rate mortgages, with amortization periods up to 30 years. Typically, the mortgage vendor sells the closed mortgage loan in the secondary market. The Bank is also approved as an investor for ARM mortgage products being offered and may purchase mortgage loans to be held in the loan portfolio from these third-party mortgage lenders. Home equity loans are also being referred to the same mortgage relationship.
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
As of December 31, 2017, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $255.0 million, or 8.0% of total loans, and $522.2 million, or 16.4% of total loans, respectively. See “Risk Factors—Risk Related to Our Business—We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.”
Managed Asset Reduction Strategy (“MARS”). During April 2016 we initiated the Managed Asset Reduction Strategy (“MARS”) to divest our portfolio of energy loans and certain other classified assets on an accelerated basis.  We made the decision to implement MARS in order to remove uncertainty in the Company’s financial results due to the volatility in the energy cycle.  An expanded team of workout professionals who reported to our Corporate Chief Credit Officer were assigned to focus solely on the resolution of the MARS portfolio.  The MARS team took a multifaceted approach to reducing the portfolio through the use of proven management and disposition techniques, which included one or more of the following: (i) the restructure and substitution of collateral, (ii) a full refinancing by a third-party lender, (iii) a discounted pay-off by the borrower, (iv) a foreclosure and liquidation of the applicable collateral, (v) “one-off” note sales, and (vi) a portfolio sale. MARS was completed during the first quarter of 2017 after substantial reductions in energy loans and an overall reduction in nonperforming assets.
Deposit Products
Our services include the usual deposit functions of commercial banks, safe deposit facilities, commercial and personal banking services in addition to our loan offerings. Our principal source of funds is deposits. We offer a variety of deposit products and services consistent with the goal of attracting a wide variety of customers, including small to medium‑sized businesses. The types of deposit accounts consist of demand, savings, money market and time accounts. We attract deposit accounts by offering competitive rates, telephone banking, online banking and other convenient services to our customers.
We actively pursue commercial deposit accounts that will benefit from the utilization of our treasury management services. This line of business provided $561.9 million in commercial demand deposit accounts as of December 31, 2017.

We have developed a specialty in providing depository services to Texas-based municipal utility districts and other public entities. These deposits are generally insured time and money market deposits with some customers utilizing the Federal Home Loan Bank of Dallas (the “FHLB”) letters of credit to secure the uninsured portion of deposits greater than $250,000. This line of business provided $210.7 million in time and $153.9 million in money market deposit funding with $348.9 million in pledged letters of credit as of December 31, 2017.
We offer a money market account for financial institutions which generally pays a rate slightly above alternative rates available from the Board of Governors of the Federal Reserve System (the “Federal Reserve”) Banks or correspondent banks through traditional federal funds. This product is marketed by specialty bankers specifically focused on this line of business, and provided $154.2 million in money market deposit funding as of December 31, 2017.
In addition, we provide enhanced depository services, including customized reporting, for trustees appointed by the U.S. Bankruptcy Court. These deposits are generally demand deposits with a portion of our securities portfolio pledged to the uninsured portion of single debtor accounts exceeding the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. This line of business provided $72.0 million in demand deposit funding in 1,809 separate accounts with $55.5 million in securities pledged as of December 31, 2017.
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
We offer Bank at Work programs to the employees of PepsiCo and Yum! Brands, through two full service branches, one in the Frito-Lay headquarters in Plano, Texas and one in the Yum! Brands headquarters in Louisville, Kentucky.  In addition, five other corporate locations are supported through our limited service concierge branches and on-site ATMs.  In addition to on-site services, we may offer, from time to time, discounted loan fees, employee relocation mortgage services, CD rate specials, Lunch and Learn financial education opportunities and other services to support the nationwide employee bases of companies participating in the Bank at Work programs.
We are currently focused on expanding noninterest income though increased income from our treasury management services and our derivative program. We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury Management Services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts including loan sweep.
Our interest rate swap program has been developed as an accommodation to our customers who desire a fixed rate on loans over a certain size threshold with a defined repayment schedule. In such cases, we enter into a derivative contract with our borrower using a standard International Swaps and Derivative Association agreement and confirmation, while simultaneously entering into a “mirror” derivative contract with a correspondent bank counterparty. The two derivatives are carried at market value with changes in value offsetting.

Our Market Areas
We believe that a key factor contributing to our ability to achieve our business objectives and to create shareholder value is the attractiveness of the Texas market, including the favorable demographic and economic characteristics of our target markets within Texas.
Our primary markets are the Houston and Dallas MSAs, which we consider to be among the most attractive markets in the United States. The table below summarizes certain key demographic information relating to our target markets and our presence within these markets:

	Number of Branches	Number of Portfolio Bankers	Total Loans	Total Deposits	2018 Total Population(1)	2018 - 2023 Projected Population Growth(1)	2018 - 2023 Projected Household Income Growth(1)

	(Dollars in millions)
Houston MSA	11	34	$2,200.7	$2,138.1	6,980,780	8.23%	7.67%
Dallas MSA	8	24	889.5	1,135.8	7,418,556	7.74	9.79
Other markets	3	5	100.3	123.3
Texas					28,531,603	7.10	9.51
United States					326,533,070	3.50	8.86

(1)According to S&P Global Market Intelligence.
Houston.  Houston ranks fourth in the nation as a home to Fortune 500 company headquarters, including Phillips 66, Sysco, ConocoPhillips, Enterprise Products Partners, and Halliburton, along with the Texas Medical Center, which is the largest health complex in the world, and benefits from a vibrant and diverse economy. The Houston MSA is the fifth largest in the country and the city of Houston is the fourth most populous city in the United States, according to 2016 U.S. Census Bureau estimates.  The U.S. Bureau of Economic Analysis estimates the Houston MSA Gross Domestic Product (GDP) at $503.3 billion in 2015, making it the fourth largest U.S. metro economy.
Dallas.  Dallas ranks third in the nation as a home to Fortune 500 company headquarters, including Exxon Mobil Corp., AT&T, Energy Transfer Equity, American Airlines Group, Tenet Healthcare and Southwest Airlines. The Toyota Motor Company opened its North America headquarters in Plano in July 2017, which will employ approximately 4,000 workers.  The Dallas MSA is the seventh largest in the country and the city of Dallas is the ninth most populous city in the United States, according to 2016 U.S. Census Bureau estimates. The Dallas MSA was the largest annual percentage increase in employment among the metropolitan divisions during the 12 months ended December 31, 2017, according to the U.S. Bureau of Labor Statistics.
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
As of December 31, 2017, the book value of our investment portfolio totaled $728.8 million, with an average yield of 2.65% and an estimated duration of approximately 4.1 years.
Our Bank board of directors and the Asset Liability Committee (“ALCO”) are responsible for the regular review of our investment activities and the review and approval of our investment policy. Day to day transactions affecting our investment securities portfolio are managed by our senior executives in accordance with the guidelines set forth in our investment policy.
Our investment policy outlines investment type limitations, security mix parameters, authorization guidelines and risk management guidelines. The policy authorizes us to invest in a variety of investment securities, subject to various limitations. Our current investment portfolio consists of obligations of U.S. government agencies or sponsored entities, including mortgage‑backed securities and collateralized mortgage obligations, and smaller balances in CRA Qualified investment funds, municipal obligations and corporate debt securities.
Information Technology Systems
We have made and continue to make significant investments in our information technology systems for our banking and lending operations and treasury management activities. We believe this is a necessary investment in order to enhance our capabilities to offer new products and overall customer experience, and to provide scale for future growth and acquisitions. We outsource our core data and item processing services to a nationally recognized bank software vendor, and use the vendor’s primary system which has the capability of serving our primary data processing needs well into the future.
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
Competition
The banking business is highly competitive, and our profitability will depend principally upon our ability to compete with other banks and non‑bank financial institutions located in our market areas in Texas for lending opportunities, deposit funds, bankers and acquisition candidates. Our banking competitors in our target markets include national, regional and community banks.
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
Our Employees
As of December 31, 2017, we had 368 full time employees and no part‑time employees. None of our employees are represented by a union. Management believes that our relationship with employees is good.
Available Information
The Company files reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended. You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is  http://www.sec.gov.
Documents filed by the Company with the SEC are available from the Company without charge (except for exhibits to the documents). You may obtain documents filed by the Company with the SEC by requesting them in writing or by telephone from the Company at the following address:
Green Bancorp, Inc.
4000 Greenbriar Street
Houston, Texas 77098
Attention: Terry S. Earley
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
The regulators have various remedies available if they determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of a banking organization’s operations are unsatisfactory. The regulators may also take action if they determine that the banking organization or its management is violating or has violated any law or regulation. The regulators have the power to, among other things:
•    enjoin “unsafe or unsound” practices;
•    require affirmative actions to correct any violation or practice;
•    issue administrative orders that can be judicially enforced;
•    direct increases in capital;
•    direct the sale of subsidiaries or other assets;
•    limit dividends and distributions;

•    restrict growth;
•    assess civil monetary penalties;
•    remove officers and directors; and
•    terminate deposit insurance.
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

•
Source of strength.  The Dodd‑Frank Act requires all companies, including BHCs, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to the Bank should it experience financial distress.

•
Limitation on federal preemption.  The Dodd‑Frank Act significantly reduces the ability of national banks to rely on federal preemption of state consumer financial laws. Although the OCC, as the primary regulator of national banks, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to the Bank, with potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•
Mortgage loan origination and risk retention.  The Dodd‑Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd‑Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset‑backed securities that the securitizer issues. On January 10, 2013, federal regulators released the “qualified mortgage” rule. The qualified mortgage rule is intended to clarify the application of the Dodd‑Frank Act requirement that mortgage lenders have a reasonable belief that borrowers can afford their mortgages, or the lender may not be able to foreclose on the mortgage.

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

•
Imposition of restrictions on certain activities.  The Dodd‑Frank Act imposes a new regulatory structure on the over‑the‑counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non‑bank affiliates. The Dodd‑Frank Act also requires certain persons to register as a “major swap participant,” “swap dealer,” “major security‑based swap participant” or a “security‑based swap dealer.” The U.S. Commodity Futures Trading Commission has substantially completed adopting regulations to implement much of the new derivatives regulatory structure of the Dodd‑Frank Act. The SEC and other U.S. regulators are still in the process of adopting regulations to implement the new derivatives regulatory structure of the Dodd‑Frank Act. With regard to security‑based swaps, it is anticipated that this further rulemaking will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements and the types of swaps that are required to be centrally cleared and exchange‑traded. Rules will also be issued to enhance the oversight of clearing and trading entities. As these remaining rules are implemented, new restrictions or limitations may affect our ability to manage certain risks in our business.

•
Expanded FDIC resolution authority.  While insured depository institutions have long been subject to the FDIC’s resolution process, the Dodd‑Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non‑bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing FDIA and generally gives the FDIC more discretion than in the traditional bankruptcy context. The FDIC has issued final rules implementing the orderly liquidation authority.

•
Consumer Financial Protection Bureau.  The Dodd‑Frank Act created a new, independent CFPB. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial laws. In addition, the Dodd‑Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•
Deposit insurance.  The Dodd‑Frank Act made permanent the general $250,000 deposit insurance limit for insured deposits. Amendments to the FDIA also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the DIF of the FDIC will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd‑Frank Act made changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions may impact the FDIC deposit insurance premiums paid by the Bank.

•
Transactions with affiliates and insiders.  The Dodd‑Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and clarification regarding the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•
Enhanced lending limits.  The Dodd‑Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. On June 25, 2013, the OCC published a final rule amending its existing lending limits to incorporate changes made by the Dodd‑Frank Act. The Dodd‑Frank Act and the final rule amend the OCC’s lending limit regulation to include credit exposures arising from derivative transactions and repurchase agreements, reverse repurchase agreements, securities lending transactions and securities borrowing transactions. The final rule exempts certain types of transactions, and outlines the methods that banks can choose from to measure credit exposures of derivative transactions and securities financing transactions. In most cases, a bank may choose which method it will use; the OCC, however, may specify that a bank use a particular method for safety and soundness reasons.

•
Corporate governance.  The Dodd‑Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd‑Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive‑based compensation clawback policies for executive officers and (4) provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. For so long as we are an emerging growth company, we may take advantage of the provisions of the JOBS Act allowing us to not seek a non‑binding advisory vote on executive compensation or golden parachute arrangements.

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
In February 2017, the U.S. President issued an executive order that (i) stated his administration's core principles and policies for regulating the U.S. financial system and (ii) directed specified regulatory agencies to review and identify laws and regulations that inhibit federal regulation of the U.S. financial system in a manner consistent with the principles stated in the executive order. Changes in laws or regulations as a result of this review could result in the amendment of or delayed implementation of certain requirements of the Dodd-Frank Act and the regulations promulgated thereunder.
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
In addition, except under limited circumstances, BHCs are prohibited from acquiring, without prior approval:
•    control of any other bank or BHC or all or substantially all the assets thereof; or
•    more than 5% of the voting shares of a bank or BHC which is not already a subsidiary.
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

i.
A common equity tier 1 ratio of at least 7.0%, inclusive of 4.5% minimum common equity tier 1 ratio, net of regulatory deductions, and the new 2.5% “capital conservation buffer” of common equity to risk‑weighted assets;

ii.	A tier 1 capital ratio of at least 8.5%, inclusive of the 2.5% capital conservation buffer; and

iii.	A total capital ratio of at least 10.5%, inclusive of the 2.5% capital conservation buffer.
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
Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and increasing by an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
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
The Basel III Capital Rules provide for the following minimum capital to risk‑weighted assets ratios:

i.	4.5% based upon CET1;

ii.	6.0% based upon tier 1 capital; and

iii.	8.0% based upon total regulatory capital.
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

•
A bank is “well capitalized” if it has a total risk-based capital ratio of 10.0% or higher; a CET1 capital ratio of 6.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 8.0% or higher (6.0% prior to January 1, 2015); a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

•
A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or higher; a CET1 capital ratio of 4.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 6.0% or higher (4.0% prior to January 1, 2015); a leverage ratio of 4.0% or higher; and does not meet the criteria for a “well capitalized” bank.

•
A bank is “under capitalized” if it has a total risk-based capital ratio of less than 8.0%; a CET1 capital ratio less than 4.5% (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%.

•
A bank is “significantly under capitalized” if it has a total risk-based capital ratio of less than 6.0%; a CET1 capital ratio less than 3.0% (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%.

•	A bank is “critically under capitalized” if it has tangible equity equal to or less than 2.0% of average quarterly tangible assets.
At December 31, 2017, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.
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
Consumer Laws and Regulations
Banking organizations are subject to numerous laws and regulations intended to protect consumers. These laws include, among others:

•	Truth in Lending Act;

•	Truth in Savings Act;

•	Electronic Funds Transfer Act;

•	Expedited Funds Availability Act;

•	Equal Credit Opportunity Act;

•	Fair and Accurate Credit Transactions Act;

•	Fair Housing Act;

•	Fair Credit Reporting Act;

•	Fair Debt Collection Act;

•	GLB Act;

•	Home Mortgage Disclosure Act;

•	Right to Financial Privacy Act;

•	Real Estate Settlement Procedures Act;

•	laws regarding unfair and deceptive acts and practices; and

•	usury laws.

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

We conduct our operations almost exclusively in Texas and, as of December 31, 2017, the substantial majority of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas. Likewise, as of such date, the substantial majority of our secured loans were secured by collateral located in Texas. Accordingly, we are exposed to risks associated with a lack of geographic diversification. The economic conditions in Texas significantly affect our business, financial condition, results of operations and future prospects, and any adverse economic developments, among other things, could negatively affect the volume of loan originations, increase the level of non‑performing assets, increases the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. The decline in oil prices in 2015 and 2016 negatively impacted economic conditions in Texas, which has impacted our results of operations. Although oil prices stabilized during 2017, the impact of the 2015 and 2016 declines may continue to have significant spillover effects on the Texas economy, including adverse effects on commercial and residential real estate values and the general level of economic activity.  Any regional or local economic downturn that affects Texas, our existing or prospective borrowers, or property values in our market areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically focused.
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
Overall decreases in market oil prices in the past few years has compressed margins for many U.S. and Texas-based oil producers, particularly those that utilize higher-cost production technologies such as hydraulic fracking and horizontal drilling, as well as oilfield service providers, energy equipment manufacturers and transportation suppliers, among others. While the impact to our primary markets in Houston and Dallas has diminished with diversification in the business communities and increase in oil prices in 2017, energy production and related industries continue to represent a large part of the economies in some of our primary markets. As of December 31, 2017, the price per barrel of crude oil was approximately $60 compared to approximately $54 as of December 31, 2016 and approximately $37 as of December 31, 2015. A prolonged period of low oil prices could also have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas. Accordingly, a prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.  As of December 31, 2017, our energy-reserve exposure was 0.6% and our energy-related service industry exposure was 1.1% of our total funded loans.  As of December 31, 2016, our energy-reserve exposure, which included loans held for sale, was 1.2% and our energy-related service industry exposure was 2.6% of our total funded loans.
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
Uncertain market conditions and economic trends could adversely affect our business, financial condition and results of operations.

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

Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our loan portfolio is made more complex by uncertain market and economic conditions. Another national economic recession or deterioration of conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in non‑performing assets and foreclosures;

•	decreases in demand for our products and services, which could adversely affect our liquidity position; and

•	decreases in the value of the collateral securing our loans, especially real estate, which could reduce customers’ borrowing power and repayment ability.
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
We intend to continue pursuing a strategy that includes acquisitions. An acquisition strategy involves significant risks, including the following:

•	finding suitable candidates for acquisition;

•	maintaining asset quality;

•	retaining customers and key personnel, including bankers;

•	obtaining necessary regulatory approvals;

•	conducting adequate due diligence and managing known and unknown risks and uncertainties;

•	integrating acquired businesses; and

•	maintaining adequate regulatory capital.
The market for acquisition targets is highly competitive, which may adversely affect our ability to find acquisition candidates that fit our strategy and standards. To the extent that we are unable to find suitable acquisition targets, an important component of our growth strategy may not be realized. Acquisitions will be subject to regulatory approvals, and we may be unable to obtain such approvals. Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire and to realize our attempts to eliminate redundancies. The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition of a financial service company, and the carrying amount of any goodwill that we acquire may be subject to impairment in future periods. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business, financial condition and results of operations.

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
As of December 31, 2017, $1.3 billion, or 40.3% of our total loans, was comprised of commercial and industrial loans to businesses collateralized by general business assets including, among other things, accounts receivable, inventory and equipment and generally backed by a personal guaranty of the borrower or principal. These commercial and industrial loans are typically larger in amount than loans to individuals and, therefore, have the potential for larger losses on a single loan basis. Additionally, the repayment of commercial and industrial loans is subject to the ongoing business operations of the borrower. The collateral securing such loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate, exposing us to increased credit risk. Significant adverse changes in the economy or local market conditions in which our commercial lending customers operate could cause rapid declines in loan collectability and the values associated with general business assets, resulting in inadequate collateral coverage that may expose us to credit losses and could adversely affect our business, financial condition and results of operations.

Our commercial real estate and real estate construction loan portfolios expose us to credit risks.
As of December 31, 2017, $1.5 billion, or 46.5% of our total loans, was comprised of commercial real estate loans (including owner occupied commercial real estate loans) and $165.0 million, or 5.2% of our total loans, was comprised of real estate construction loans. These loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose a lender to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non‑owner occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non‑owner occupied commercial real estate loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and may have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2017, $1.9 billion, or 59.2% of our total loans, was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses could have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our business, financial condition and results of operations.
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

As of December 31, 2017, our allowance for loan losses was 0.98% of our total loans. Loans acquired are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to non‑accrual loans or to real estate acquired through foreclosure.
We have a significant amount of loans outstanding to a limited number of borrowers, which may increase our risk of loss.
We have extended significant amounts of credit to a limited number of borrowers, and at December 31, 2017, the aggregate amount of loans to our 10 and 25 largest borrowers (including related entities) amounted to approximately $255.0 million, or 8.0% of total loans and $522.2 million, or 16.4% of total loans, respectively. At such date, none of these loans were classified as nonperforming  or purchase credit impaired loans.  A high amount of credit extended to a limited number of borrowers increases the risk in our loan portfolio. In the event that one or more of these borrowers is not able to make payments of interest and principal in respect of such loans, the potential loss to us is more likely to have a material adverse impact on our business, financial condition and results of operations.
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
Our ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build long‑term customer relationships based on top quality service, high ethical standards and safe, sound assets;

•	the ability to expand our market position;

•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;

•	customer satisfaction with our level of service; and

•	industry and general economic trends.

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
In addition, rapid technological changes and consumer preferences may result in increased competition for our other services. A number of well-funded, technology-focused companies are innovating the payment, distributed ledger, and cryptocurrency networks and are attempting to disintermediate portions of the traditional banking model. A shift in the mix of payment forms away from our products and services could have a material adverse effect on our financial position and results of operations
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 93.9% as of December 31, 2017), we invest a percentage of our total assets (16.9% as of December 31, 2017) in investment securities with the primary objectives of providing a source of liquidity, providing an appropriate return on funds invested, managing interest rate risk, meeting pledging requirements and meeting regulatory capital requirements. As of December 31, 2017, the book value of our securities portfolio was $728.8 million, including $705.0 million issued by the U.S. government and its agencies or sponsored enterprises. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed‑rate securities are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could cause an other‑than‑temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other‑than‑temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our business, financial condition and results of operations.
Loss of our executive officers or other key employees could impair our relationship with our customers and adversely affect our business.
Our success is dependent upon the continued service and skills of our executive management team. Our goals, strategies and marketing efforts are closely tied to the banking philosophy and strengths of our executive management. The loss of services of any of these key personnel could have a negative impact on our business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. While we have employment agreements with our executive officers, we cannot guarantee that these executive officers or key employees will continue to be employed with us in the future.
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

Our goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $85.3 million. Although we have not recorded any impairment charges since we initially recorded the goodwill, our future evaluations of our existing goodwill, or goodwill we may acquire in the future, could result in findings of impairment and related write‑downs, which may have a material adverse effect on our business, financial condition and results of operations.
We may be adversely affected by recent and future changes in U.S. tax and other laws and regulations.
The enactment of the Tax Cuts and Jobs Act on December 22, 2017 made significant changes to the Internal Revenue Code, many of which are highly complex and may require interpretations and implementing regulations. Income tax expense for 2017 includes $5.8 million in tax expense for the deferred tax asset revaluation resulting from the Tax Cuts and Jobs Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes”. The Tax Cuts and Jobs Act includes a number of provisions that will have an impact on the banking industry, borrowers. These changes include: (i) a limitation on the deductibility of business interest expense, and (ii) a limitation on the deductibility of property taxes and state and local income taxes. Furthermore, we may incur additional meaningful expenses (including professional fees) as the Tax Cuts and Jobs Act is implemented, and the expected impact of certain aspects of the statute remains unclear and subject to change.
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
As a result of economic conditions and the enactment of the Dodd‑Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures that affect the DIF, we may be required to pay FDIC premiums higher than current levels. Our FDIC insurance related costs were $2.6 million and $3.5 million for the years ended December 31, 2017 and 2016, respectively, compared with $1.6 million for the year ended December 31, 2015. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our business, financial condition and results of operations.
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
Risks Related to our Common Stock
The market price of our common stock may fluctuate significantly.
The market price of our common stock could fluctuate significantly due to a number of factors, including, but not limited to:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating results;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions, innovations or new programs and services;

•	changes in financial estimates and recommendations by securities analysts following our stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	general economic conditions and overall market fluctuations;

•	the trading volume of our common stock;

•
changes in business, legal or regulatory conditions, or other developments affecting participants in our industry, and publicity regarding our business or any of our significant customers or competitors;

•	changes in governmental monetary policies, including the policies of the Federal Reserve;

•	future sales of our common stock by us, directors, executives and significant shareholders; and

•	changes in economic conditions in and political conditions affecting our target markets, including fluctuations in the price of crude oil and natural gas.
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
Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities. Our Restated Certificate of Formation (with Amendments) (“certificate of formation”) authorizes us to issue 90,000,000 shares of common stock, 37,102,822 of which was outstanding as of December 31, 2017.

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
We are an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions allow us to, among other things, present only two years of audited financial statements and discuss only our results of operations for two years in related Management’s Discussions and Analysis; to not provide an auditor attestation of our internal control over financial reporting; to choose not to comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our audited financial statements; to provide reduced disclosure regarding our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosure regarding our executive compensation; and to not seek a non‑binding advisory vote on executive compensation or golden parachute arrangements. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of these reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non‑affiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we may rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

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
We are currently not paying dividends on our common stock, so you may not receive funds without selling your common stock.
We are currently not paying any dividends on our common stock. Our ability to pay dividends on our common stock is dependent on the Bank’s ability to pay dividends to the Company, which is limited by applicable laws and banking regulations, and may in the future be restricted by the terms of any debt or preferred securities we may incur or issue. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends. See “Dividend Policy.”
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
Certain provisions of our certificate of formation and bylaws have an anti‑takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	staggered terms for directors;

•	a provision that directors cannot be removed except for cause;

•
a provision that any special meeting of our shareholders may be called only by a majority of the board of directors, the Chairman or a holder or group of holders of at least a majority of our shares entitled to vote at the meeting;

•
a provision that requires the vote of two‑thirds of the shares outstanding for major corporate actions, such as an amendment to the Company’s certificate of formation or bylaws or the approval of a merger; and

•
a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered only at an annual or special meeting of shareholders.

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
Investment funds affiliated with Friedman Fleischer & Lowe, LLC, Harvest Partners, LP and Pine Brook Road Partners, LLC each beneficially own approximately 13.5% of our outstanding common stock as of December 31, 2017. Each of these shareholders is currently subject to passivity commitments made to the Federal Reserve in connection with their investment in us in which they agreed not to, without the prior approval of the Federal Reserve, among other things, exercise or attempt to exercise a controlling influence over our management or policies, have or seek to have more than one representative serve on our board of directors or permit any representative to serve as the chairman of our board of directors or any committee thereof. However, subject to those commitments, each of these shareholders will continue to have the ability to independently vote a meaningful percentage of our outstanding common stock on all matters put to a vote of our shareholders, including the election of our board of directors and certain other significant corporate transactions, such as a merger or acquisition transaction. On any such matter, the interests of any one of these shareholders may not coincide with the interests of the other holders of our common stock and any such difference in interests may result in that shareholder voting its shares in a manner inconsistent with the interest of other shareholders.
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

As of December 31, 2017, we had subordinated debentures with outstanding principal of $22.2 million and fair value of $14.0 million that were assumed by us in connection with an acquisition. The subsidiary trusts purchased the subordinated debentures using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

During the fourth quarter 2016, we issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at December 31, 2017, had a book value of $33.7 million, net of issuance costs.  The subordinated debentures and subordinated notes are senior to our shares of common stock. As a result, we must make interest payments on the subordinated debentures (and the related trust preferred securities) and subordinated notes before any dividends can be paid on our common stock; and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures and notes must be satisfied before any distributions can be made to the holders of the common stock. Additionally, we have the right to defer periodic distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time we would be prohibited from paying dividends on our common stock. Our ability to pay the future distributions depends upon the earnings of the Bank and dividends from the Bank to us, which may be inadequate to service the obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition-Subordinated Debentures and Subordinated Notes.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive office is located at 4000 Greenbriar, Houston, Texas 77098. We have twenty-two full service branches in the Houston and Dallas MSAs and other markets. The following table sets forth a list of our branches and certain other properties which we own or lease as of December 31, 2017:

	Houston MSA
Location		Own or Lease	Sq. Ft.
●	Greenbriar Branch 4000 Greenbriar Houston, Texas 77098	Own	19,310
●	Houstonian Branch 109 North Post Oak Lane, Suite 100 Houston, Texas 77024	Lease	5,736
●	Tanglewood Branch 5018 San Felipe, Suite D Houston, Texas 77056	Lease	3,550
●	San Felipe Branch 7500 San Felipe, Suite 125 Houston, Texas 77063	Lease	8,890
●	Memorial Branch 5900 Memorial Dr., Suite 100 Houston, Texas 77007	Lease	3,000
●	Katy Freeway Branch 9545 Katy Fwy, Suite 100 Houston, Texas 77024	Lease	4,055
●	Woodlands Branch 1455 Research Forest Drive The Woodlands, Texas 77380	Own	7,492
●	Kingwood Branch 1102 Kingwood Drive Kingwood, Texas 77339	Own	3,400
●	Friendswood Branch 102 West Parkwood Friendswood, TX 77546	Lease	3,180
●	Bay Area Branch 2424 Bay Area Blvd. Houston, Texas 77058	Lease	3,000
●	Cleveland Branch 908 E. Houston Street Cleveland, Texas 77327	Own	7,854

Dallas MSA
Location		Own or Lease	Sq. Ft.
●	Dallas Uptown Branch 2408 Cedar Springs Road Dallas, Texas 75201	Lease	2,703
●	Midtown Branch 5580 LBJ Freeway, Suite 100 Dallas, Texas 75240	Lease	7,322
●	Addison Branch 16771 Dallas Parkway Addison, Texas 75001	Own	4,100
●	Dallas Preston Center Branch 4029 Northwest Parkway Dallas, Texas 75225	Lease	2,274
●	Richardson Branch 1301 E. Campbell Road Richardson, Texas 75081	Own	10,548

●	Plano Branch 5224 W. Plano Parkway Plano, Texas 75093	Own	20,134
●	Mesquite Branch 1438 Oates Drive Mesquite, Texas 75150	Lease	8,157
●	Plano Legacy Branch 7701 Legacy Drive Plano, Texas 75024	Lease	1,950

Other Full Service Branches
Location		Own or Lease	Sq. Ft.
●	Austin Harland Plaza Branch 1717 W. 6th Street Austin, TX 78703	Lease	4,490
●	Louisville Branch 1900 Colonel Sanders Lane Louisville, Kentucky 40213	Lease	660
●	Honey Grove Branch 201 W. Main Street Honey Grove, Texas 75446	Own	1,728

Other
Location		Own or Lease	Sq. Ft.
●	Memorial Motor Bank 8611 Memorial Drive Houston, Texas 77024	Lease	1,390
●	Pepsi Cola Concierge 5600 Headquarters Drive Plano, Texas 75024	Lease	556
●	Pizza Hut Concierge 7100 Corporate Drive Plano, Texas 75024	Lease	230
●	Brookhollow Support Services Office 2900 North Loop West Houston, Texas 77092	Lease	21,265
●	San Felipe Finance and IT Offices 7500 San Felipe Houston, Texas 77063	Lease	8,890
●	Fort Worth Loan Production Office 801 Cherry Street, Box 39 Fort Worth, Texas 76102	Lease	2,983
Our operational support functions are centralized in our Brookhollow office in Northwest Houston, which houses management and staff totaling approximately 106 people.  In addition, finance and certain technology support functions are performed out of our San Felipe office and certain credit support functions are performed out of our Richardson and Plano offices.
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
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES
Common Stock Market Prices
From August 8, 2014 through December 31, 2017, the Company’s common stock was listed for trading on the NASDAQ Global Select Market under the symbol “GNBC.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of March 12, 2018, there were 37,189,901 shares outstanding and 173 holders of record for the Company's common stock.  The number of beneficial owners is unknown to the Company at this time.
The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company’s common stock as reported by the NASDAQ Global Select Market:

	High	Low
Quarter ending March 31, 2018 (through March 12, 2018)	$24.25	$20.20

Quarter ended December 31, 2017	24.40	20.08
Quarter ended September 30, 2017	24.10	19.10
Quarter ended June 30, 2017	20.10	15.90
Quarter ended March 31, 2017	$18.27	$13.15

Quarter Ended December 31, 2016	15.55	9.30
Quarter Ended September 30, 2016	11.00	8.06
Quarter Ended June 30, 2016	9.43	6.79
Quarter Ended March 31, 2016	$10.72	$6.61
Dividends
During the years ended December 31, 2017 and 2016, we did not declare or pay any dividends on our common stock. The Company plans to evaluate the potential for declaring and/or paying dividends on our common stock in 2018 or at a later time. However, no decision has been made as to whether dividends will be declared or paid. There can be no assurances that we will declare or pay any dividends in 2018 or at any time thereafter and, even if we declare or pay dividends in 2018, there can be no assurances that we will continue to do so in the future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs, plans for expansion and any legal or contractual limitations on our ability to pay dividends.
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
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
As of December 31, 2017, the Company had outstanding stock options and restricted stock units granted under three stock award plans, which are described in Note 14 Employee Benefits to the consolidated financial statements commencing at page 95 of this Annual Report on Form 10-K.  The following table provides information as of December 31, 2017 regarding the Company’s equity compensation plan under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	838,543	12.93	522,795	(1)
Equity compensation plans not approved by security holders	1,668,131	8.49	—
	2,506,674	9.97	522,795
(1) All of these awards are available under the Company’s 2014 Omnibus Equity Incentive Plan.  The Company’s other equity award plans have been frozen to further issuance.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
The following table details the Company's repurchases of shares of its common stock during the years ended December 31, 2016 and 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1 - January 31, 2016	—	$—	—	$15,000,000
February 1 - February 29, 2016	178,000	7.04	178,000	13,746,730
March 1 - March 31, 2016	—	—	—	13,746,730
April 1 - December 31, 2016	—	—	—	13,746,730
January 1 - December 31, 2017	—	—	—	13,746,730
Total	178,000	$7.04	178,000
(1) On April 30, 2015, the Company announced a stock repurchase program under which it authorized the repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  Under the stock repurchase agreement authorized, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of December 31, 2017, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share. From April 1, 2016 through December 31, 2017, the Company made no repurchases under the program.

Performance Graph
The following Performance Graph and table compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on August 8, 2014 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Select Market) to December 31, 2017, with the cumulative total return of the S&P 500 Total Return Index and SNL Southwest Bank for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on August 7, 2014, in the Company’s common stock, the S&P 500 Total Return Index and SNL Southwest Bank. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Total Return Performance
Green Bancorp, Inc.
S&P 500 Index
SNL Southwest Bank Index
Index Value
0
20
40
60
80
100
120
140
160
180
200
08/08/14
12/31/14
06/30/15
12/31/15
06/30/16
12/31/16
06/30/17
12/31/17

* $100 invested on August 8, 2014, in stock or index, including reinvestment of dividends.  Fiscal year ended December 31.

	8/8/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016	6/30/2017	12/31/2017
Green Bancorp, Inc.	$100.00	$70.62	$90.09	$61.47	$51.14	$89.15	$114.08	$119.06
S&P 500 Index	100.00	107.48	108.80	108.96	113.14	122.00	134.33	148.63
SNL Southwest Bank	100.00	98.75	110.13	93.62	95.63	145.10	144.00	159.48

(Copyright© 2017 SNL Financial LC., an offering of S&P Global Market Intelligence. All rights reserved. www.snl.com)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated financial data as of December 31, 2017 and 2016 presented below have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015, 2014 and 2013 presented below have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.
You should read the selected consolidated financial data set forth below in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2017	2016	2015(1)	2014(1)	2013

	(Thousands of dollars, except per share amounts)
Selected Period End Balance Sheet Data:
Cash and cash equivalents	$140,681	$389,007	$124,906	$68,923	$34,757
Investment securities	718,814	310,124	318,151	238,278	255,515
Goodwill	85,291	85,291	85,291	30,129	15,672
Core deposit intangibles, net of accumulated amortization	8,503	9,975	11,562	4,148	984
Loans held for investment	3,190,485	3,098,220	3,130,669	1,799,155	1,359,415
Allowance for loan losses	(31,220)	(26,364)	(32,947)	(15,605)	(16,361)
Total assets	4,261,916	4,024,822	3,786,157	2,196,135	1,703,127
Deposits	3,397,143	3,374,700	3,100,748	1,845,713	1,447,372
Other borrowed funds	325,000	150,000	223,265	47,586	46,858
Total shareholders’ equity	463,795	430,482	429,402	288,405	199,218

	As of and for the Years ended December 31,
	2017	2016	2015(1)	2014(1)	2013

	(Thousands of dollars, except per share amounts)
Selected Income Statement Data:
Net interest income	$141,047	$133,628	$97,608	$70,177	$57,042
Provision for loan losses	14,360	64,700	17,864	2,693	2,373
Net interest income after provision for loan losses	126,687	68,928	79,744	67,484	54,669
Noninterest income	18,512	14,196	12,187	8,056	4,812
Noninterest expense	84,099	84,498	66,178	52,433	39,965
Net income (loss)	34,136	(972)	15,439	14,742	12,610

Per Share Data (Common Stock):
Earnings (loss) per common share, basic	$0.92	$(0.03)	$0.54	$0.65	$0.61
Earnings (loss) per common share, diluted	0.92	(0.03)	0.53	0.64	0.60
Book value per common share	12.50	11.64	11.67	11.02	9.59
Tangible book value per common share (2)	9.97	9.06	9.04	9.71	8.79
Weighted average common shares outstanding, basic	37,043,230	36,676,929	28,838,638	22,625,127	20,748,299
Weighted average common shares outstanding, diluted	37,296,930	36,676,929	29,095,638	22,915,268	20,880,187

Selected Performance Metrics:
Return on average assets(3)	0.83%	(0.03)%	0.58%	0.79%	0.75%
Return on average equity(3)	7.57	(0.22)	4.68	6.33	6.53
Return on average tangible common equity(4)	9.84	0.02	5.67	7.00	7.24
Net interest margin(5)	3.60	3.65	3.84	3.88	3.47
Efficiency ratio(6)	52.71	57.16	60.27	67.02	64.61
Loans to deposits ratio	93.92	91.81	100.96	97.48	93.92
Non-interest expense to average assets(3)	2.04	2.19	2.49	2.80	2.37

Selected Credit Quality Ratios:
Nonperforming assets to total assets	1.68%	2.64%	1.51%	0.55%	1.38%
Nonperforming loans to total loans	2.22	3.05	1.44	0.40	1.23
Total classified assets to total capital	28.61	39.09	37.59	11.65	11.87
Allowance for loan losses to total loans	0.98	0.85	1.05	0.87	1.20
Net charge-offs to average loans outstanding	0.31	2.28	0.02	0.23	0.01

Green Bancorp Capital Ratios:
Average shareholders’ equity to average total assets	11.0%	11.2%	12.4%	12.4%	11.4%
Tier 1 capital to average assets(3)	9.5	9.1	9.2	12.1	10.3
Common equity tier 1 capital	10.5	9.7	9.6	—	—
Tier 1 capital to risk-weighted assets	10.9	10.1	9.6	13.1	11.4
Total capital to risk-weighted assets	12.7	11.8	10.5	14.0	12.5
Tangible common equity to tangible assets(7)	8.9	8.5	9.0	11.8	10.8

Green Bank Capital Ratios:
Tier 1 capital to average assets(3)	10.1%	9.0%	9.4%	11.6%	10.0%
Common equity tier 1 capital	11.6	10.0	9.7	—	—
Tier 1 capital to risk-weighted assets	11.6	10.0	9.7	12.7	11.1
Total capital to risk-weighted assets	12.4	10.8	10.7	13.5	12.2

(1)	During 2015 and 2014, we completed a total of two acquisitions. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Total Loans	Deposits
SharePlus	October 17, 2014	308.0	251.2	270.0
Patriot	October 1, 2015	1,365.9	1,081.1	1,086.5

(2)
We calculate tangible book value per common share as total shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization at the end of the relevant period, divided by the outstanding number of shares of our common stock at the end of the relevant period. Tangible book value per common share is a non‑GAAP financial measure, and, as we calculate tangible book value per common share, the most directly comparable GAAP financial measure is book value per common share. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.”

(3)
We calculate our average assets and average equity for a period by dividing the sum of our total assets or total shareholders’ equity, as the case may be, as of the close of business on each day in the relevant period, by the number of days in the period. We have calculated our return on average assets and return on average equity for a period by dividing net income for that period (annualized) by our average assets and average equity, as the case may be, for that period.

(4)
We calculate our return on average tangible common equity as net income plus amortization of core deposit intangibles, net of taxes divided by average shareholders’ equity less average goodwill and average core deposit intangibles, net of accumulated amortization. Return on average tangible common equity is a non-GAAP financial measure, and as we calculate the return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.

(5)	Net interest margin represents net interest income divided by average interest‑earning assets.

(6)
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

(7)
We calculate tangible common equity as total shareholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization, and we calculate tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization. Tangible common equity to tangible assets is a non‑GAAP financial measure, and, as we calculate tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total shareholders’ equity to total assets. See our reconciliation of non‑GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non‑GAAP Financial Measures.

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
Factors affecting the volume and cost of our deposits include changes in market interest rates and economic conditions in our target markets, as well as the ongoing execution of our balance sheet management strategy. For example, we experienced significant year over year deposit growth of 0.7% in 2017, 8.8% in 2016 and 68.0% in 2015 resulting from acquisitions and organic growth, and average rates on deposits were 0.73% in 2017, 0.62% in 2016 and 0.47% in 2015, in part reflecting increased marketing and customer retention initiatives during these periods.

Net income for the year ended December 31, 2017 was $34.1 million, compared with the net loss of $1.0 million and the net income of $15.4 million for the years ended December 31, 2016 and 2015, respectively.  The increase in net income in 2017, was primarily due to a $50.3 million decrease in provision for loan losses due to the increased provision recorded in 2016 primarily related to energy loans, offset by a $27.4 million increase in provision from income taxes which includes $5.8 million in expense for the deferred tax asset revaluation resulting from the 2017 Tax Cut and Jobs Act. The change in net income during 2016, was principally due to the $46.7 million increase in provision for loan losses primarily related to energy loans.  The average loan balance decreased approximately $72.6 million compared to 2016, primarily due to new loan production during the year was offset by the resolution of $42.5 million in energy loans in addition to the resolution of other nonperforming loans and reductions in commercial real estate loans.
Our efficiency ratio, which represents noninterest expense divided by the sum of net interest income and noninterest income, excluding bargain purchase gain from acquisitions, was 52.7% in 2017, 57.2% in 2016 and 60.3% in 2015. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. We also monitor the efficiency ratio in comparison with changes in our total assets and loans, and we believe that maintaining or reducing the efficiency ratio during periods of growth demonstrates the scalability of our operating platform. We expect to continue to benefit from our scalable platform in future periods as we believe we have already incurred a significant portion of the additional overhead expense necessary to support growth as we continue to execute our business strategy.  The year over year decreases are reflective of increases in income which more than offset increases in noninterest expense.
Total assets were $4.3 billion as of December 31, 2017 compared with $4.0 billion as of December 31, 2016, an increase of $237.1 million or 5.9%. Total deposits were $3.4 billion as of December 31, 2017 compared with $3.4 billion as of December 31, 2016, an increase of $22.4 million or 0.7%. Total loans held for investment were $3.2 billion at December 31, 2017, an increase of $92.3 million or 3.0% compared with $3.1 billion as of December 31, 2016. At December 31, 2017 and December 31, 2016, we had $57.3 million and $76.8 million, respectively, in non-accrual loans and our allowance for loan losses was $31.2 million and $26.4 million, respectively. Shareholders’ equity was $463.8 million and $430.5 million at December 31, 2017 and December 31, 2016, respectively.
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
Goodwill—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs indicating that it is more likely than not that the fair value of the Company, which is our only reporting unit, is below the carrying value of its equity. During 2017, the Company changed the annual impairment assessment date from December 31 to October 31. There was no impact to the process or results. We completed our annual impairment analysis of goodwill as of October 31, 2017, and based on this analysis, we do not believe any of our goodwill is impaired as of such date because the fair value of our equity substantially exceeded our carrying value. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of our impairment analysis, we use a variety of methodologies in determining the fair value of the reporting unit, including cash flow analyses that are consistent with the assumptions management believes hypothetical marketplace participants would use.
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
See “Item 1. Business—Recent Acquisitions” for further information.
Results of Operations
Year ended December 31, 2017 compared with year ended December 31, 2016. Net income for the year ended December 31, 2017 was $34.1 million, compared with the net loss of $1.0 million for the same period in 2016. Net income per diluted common share was $0.92 for the year ended December 31, 2017, compared with net loss per diluted common share of $(0.03) for the same period in 2016. The increase in net income was primarily due to a $50.3 million decrease in provision for loan losses due to the increased provision recorded in 2016 primarily related to energy loans, offset by a $27.4 million increase in provision from income taxes which includes $5.8 million in expense for the deferred tax asset revaluation resulting from the 2017 Tax Cut and Jobs Act. Returns on average assets and average common equity, each on an annualized basis, for the year ended December 31, 2017 were 0.83% and 7.57% and for year ended December 31, 2016, were (0.03)% and (0.22)%, respectively. Green Bancorp’s efficiency ratio was 52.7% for the year ended December 31, 2017 compared to 57.2% for 2016.   The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.  The decrease from 2016 to 2017 is primarily due to increases in net interest income and noninterest income which more than offset the increases noninterest expense.
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
Year ended December 31, 2017 compared with year ended December 31, 2016. Net interest income before provision for loan losses for the year ended December 31, 2017, was $141.0 million, an increase of $7.4 million, or 5.6%, compared with $133.6 million during the same period in 2016.  The increase in net interest income was comprised of a $16.7 million, or 10.7%, increase in interest income, offset by a $9.3 million, or 42.4%, increase in interest expense. The net interest margin for the year ended December 31, 2017 decreased to 3.60%, compared with 3.65% for the same period in 2016 primarily due to a 16 basis point increase in the cost of interest bearing deposits and expense related to the subordinated notes issued in December 2016.  Average noninterest-bearing deposits for the year ended December 31, 2017 were $690.8 million, an increase of $79.4 million compared with the same period in 2016.  Average shareholders’ equity for the year ended December 31, 2017 was $451.1 million, an increase of $17.2 million with the same period in 2016, primarily due to the $34.1 million of net income for the year ended December 31, 2017.
Interest income was $172.3 million in 2017, an increase of $16.7 million from 2016. Interest income on loans was $154.3 million for 2017, an increase of $4.8 million or 3.2% compared with 2016 due to a 27 basis point increase in rate on an average balance that decreased by $72.6 million. Interest income on securities was $15.3 million during 2017, an increase of $11.1 million from 2016 due to a $383.3 million, or 133.9%, increase in the average balance and a 81 basis point increase in rate.

Interest expense was $31.2 million for 2017, an increase of $9.3 million over 2016. Interest expense related to subordinated debentures increased by $3.0 million due to the issuance in December 2016. Average interest‑bearing transaction and savings deposits increased $169.3 million for 2017 compared to 2016 and the average rate on interest‑bearing transaction and savings deposits increased from 0.48% to 0.68% for the same time period, resulting in a $3.5 million increase in related interest expense. Average certificates and other time deposits decreased $72.7 million for 2017 compared to 2016 and the average rate increased from 1.01% to 1.17% for the same time period resulting in an increase in related interest expense of $1.4 million. During 2017, average noninterest‑bearing deposits increased $79.4 million from $611.4 million during 2016 to $690.8 million during 2017. Total cost of funds, including noninterest-bearing deposits, increased 22 basis points to 0.86% for the year ended December 31, 2017 from 0.64% for the year ended December 31, 2016.  The increases in cost of deposits for the year ended December 31, 2017 were primarily due to market interest rate increase and customer retention initiatives.
Net interest margin, defined as net interest income divided by average interest‑earning assets, for 2017 was 3.60%, a decrease of 5 basis points compared with 3.65% for 2016.
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
Interest income was $155.5 million in 2016, an increase of $47.0 million from 2015. Interest income on loans was $149.4 million for 2016, an increase of $45.2 million or 43.4% compared with 2015 due to the increase in average loans outstanding, partially offset by the 9 basis point decrease in the average yield on the loan portfolio. Interest income on securities was $4.2 million during 2016, an increase of $605 thousand from 2015 due to an $11.5 million increase in the average securities portfolio and a 16 basis point increase in the average yield on the securities portfolio.
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

	For the Years ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$3,065,360	$154,266	5.03%	$3,137,994	$149,422	4.76%	$2,148,268	$104,205	4.85%
Securities	669,588	15,294	2.28	286,299	4,209	1.47	274,780	3,604	1.31
Other investments	22,823	847	3.71	21,052	761	3.61	14,740	453	3.07
Interest earning deposits in financial institutions and federal funds sold	160,810	1,843	1.15	211,950	1,152	0.54	104,630	292	0.28
Total interest-earning assets	3,918,581	172,250	4.40%	3,657,295	155,544	4.25%	2,542,418	108,554	4.27%

Allowance for loan losses	(31,471)			(39,417)			(18,462)
Noninterest-earning assets	225,674			242,930			138,963
Total assets	$4,112,784			$3,860,808			$2,662,919

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,370,503	$9,298	0.68%	$1,201,198	$5,749	0.48%	$855,869	$3,103	0.36%
Certificates and other time deposits	1,317,180	15,452	1.17	1,389,834	14,022	1.01	812,255	7,237	0.89
Securities sold under agreements to repurchase	4,770	7	0.15	3,605	4	0.11	9,649	15	0.16
Other borrowed funds	211,407	2,230	1.05	186,453	959	0.51	128,135	364	0.28
Subordinated debentures and subordinated notes	47,533	4,216	8.87	15,623	1,182	7.57	3,272	227	6.94
Total interest-bearing liabilities	2,951,393	31,203	1.06%	2,796,713	21,916	0.78%	1,809,180	10,946	0.61%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	690,786			611,388			513,453
Other liabilities	19,458			18,784			10,279
Total liabilities	3,661,637			3,426,885			2,332,912
Shareholders’ equity	451,147			433,923			330,007
Total liabilities and shareholders’ equity	$4,112,784			$3,860,808			$2,662,919

Net interest rate spread			3.34%			3.47%			3.66%
Net interest income and margin(1)		$141,047	3.60%		$133,628	3.65%		$97,608	3.84%

(1)	The net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	Years ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-Earning assets:
Loans, including fees	$(3,459)	$8,303	$4,844	$48,008	$(2,791)	$45,217
Securities	5,635	5,450	11,085	151	454	605
Other investments	64	22	86	194	114	308
Interest-earning deposits in financial institutions and fed funds sold	(278)	969	691	304	556	860
Total increase (decrease) in interest income	1,962	14,744	16,706	48,657	(1,667)	46,990

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$810	$2,739	$3,549	$1,252	$1,394	$2,646
Certificates and other time deposits	(733)	2,163	1,430	5,146	1,639	6,785
Securities sold under agreements to repurchase	1	2	3	(9)	(2)	(11)
Other borrowings	128	1,143	1,271	166	429	595
Subordinated debentures and subordinated notes	2,414	620	3,034	857	98	955
Total increase (decrease) in interest expense	2,620	6,667	9,287	7,412	3,558	10,970
Increase (decrease) in net interest income	$(658)	$8,077	$7,419	$41,245	$(5,225)	$36,020
Provision for loan losses
Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2017 was $31.2 million, representing 0.98% of total loans as of such date.
Year ended December 31, 2017 compared with year ended December 31, 2016. The provision for loan losses for the year ended December 31, 2017 was $14.4 million compared with $64.7 million for the year ended December 31, 2016.  The provision recorded during the year ended December 31, 2017 included $10.5 million on the energy portfolio a decrease from $50.7 million during the year ended December 31, 2016. Net charge‑offs for the years ended December 31, 2017 and 2016 were $9.5 million and $71.3 million, respectively. This decrease included a $62.1 million decrease in gross charge‑offs from $72.6 million for the year ended December 31, 2016 to $10.5 million for the year ended December 31, 2017 and a decrease in recoveries from $1.3 million for the year ended December 31, 2016 to $1.0 million for the year ended December 31, 2017. The decrease in net charge-offs in 2017 is primarily due to the $68.0 million of net charge-offs related to the energy portfolio recorded in the year ended December 31, 2016 in comparison to $7.8 million for the current year.
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
Noninterest income for the year ended December 31, 2017 was $18.5 million, an increase of $4.3 million, or 30.4%, compared with $14.2 million for the twelve months ended December 31, 2016. This increase was primarily due to a $3.0 million increase in customer service fees, a $2.4 million increase in gain on sale of guaranteed portion of loans and a $541 thousand increase in loan fees, offset by a $904 thousand increase in net loss on loans held for sale and a $708 thousand decrease in derivative income.
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
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Years ended December 31,
	2017	2016	2015

	(Dollars in thousands)
Customer service fees	$9,103	$6,129	$3,925
Loan fees	3,515	2,974	2,369
Gain on sale of available-for-sale securities, net	(38)	—	772
Gain (loss) on sale of held-for-sale loans, net	(2,308)	(1,404)	405
Gain on sale of guaranteed portion of loans	5,755	3,343	3,484
Other	2,485	3,154	1,232
Total noninterest income	$18,512	$14,196	$12,187
Noninterest Expense
Noninterest expense for the year ended December 31, 2017, was $84.1 million, a decrease of $399 thousand, or 0.5%, compared with $84.5 million for the twelve months ended December 31, 2016.  The decrease is primarily due to decreases of $2.5 million in expense for real estate acquired by foreclosure, $2.0 million in loan related expenses and a $1.6 million favorable change in the reserve for unfunded commitments and smaller decreases in other expense categories, offset by a $5.4 million increase in salaries and employee benefits. The increase in salaries and employee benefits includes $3.1 million in stock-based compensation expense for the accelerated vesting of certain performance options recorded in the fourth quarter.
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

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Years ended December 31,
	2017	2016	2015

	(Dollars in thousands)
Salaries and employee benefits (1)	$52,542	$47,169	$38,110
Non-staff expenses:
Occupancy	8,194	8,319	7,097
Professional and regulatory fees	8,868	8,958	8,923
Data processing	3,808	3,859	3,098
Software license and maintenance	2,027	2,155	1,844
Marketing	775	1,114	791
Loan related	1,804	3,795	1,185
Real estate acquired by foreclosure, net	704	3,168	1,086
Other	5,377	5,961	4,044
Total noninterest expense	$84,099	$84,498	$66,178

(1)	Total salaries and employee benefits include stock based compensation expense of $4.9 million, $1.6 million and $707 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.
Salaries and Employee Benefits.  Salaries and benefits were $52.5 million for the year ended December 31, 2017, an increase of $5.4 million compared to 2016. The increase was primarily due to a $3.1 million in stock-based compensation expense for the accelerated vesting of certain performance options recorded in the fourth quarter of 2017, a $1.1 million increase in bonus and incentives and a $580 thousand increase in salaries. Salaries and benefits were $47.2 million for the year ended December 31, 2016, an increase of $9.1 million compared to 2015. The increase was primarily due to a $6.1 million increase in salaries due to the Patriot acquisition, increased staffing levels and increased compensation due to our portfolio banker compensation program and general merit increases; a $1.0 million increase in employee benefits and taxes due to increased staffing levels; a $879 thousand increase resulting from the stock-based compensation expense associated with our equity plans; and a $566 thousand increase in bonus and incentives.  Total salaries and benefits for the year ended December 31, 2017 included $4.9 million in stock based compensation expense compared with $1.6 million and $707 thousand recorded for each of the years ended December 31, 2016 and 2015, respectively.
Occupancy.  Occupancy expenses were $8.2 million, $8.3 million and $7.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase of $1.2 million or 17.2% for 2016 compared to 2015 was primarily due to a full year of Patriot lease and depreciation expense due to the Patriot acquisition.
Professional and regulatory fees.  Professional and regulatory fees expenses were $8.9 million, $9.0 million and $8.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Data processing.  Data processing expenses were $3.8 million, $3.9 million and $3.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase of $761 thousand or 24.6% for 2016 compared to 2015 was primarily due to increased processing costs due to the accounts added from the Patriot acquisition.
Software license and maintenance. Software license and maintenance expenses were $2.0 million, $2.2 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase of $311 thousand or 16.9% for 2016 compared to 2015 was primarily due to ongoing investments in information technology systems to enhance our banking capabilities.

Loan related.  Loan related expenses include legal fees, appraisals and other costs associated with the management of the loan portfolio including consulting services with contracted workout specialists.  Loan related expenses were $1.8 million, $3.8 million and $1.2 million the years ended December 31, 2017, 2016 and 2015, respectively.  The decrease of $2.0 million or 52.5% for 2017 compared to 2016 was primarily due to a $1.0 million decrease in legal fees and a $715 thousand decrease in consulting fees due to prior year having higher expenses related to the MARS initiative.  The increase of $2.6 million or 220.3% for 2016 compared to 2015 was due to expenses related to the MARS initiative, including $1.7 million in legal and other fees and $984 thousand in consulting fees.

Real estate acquired by foreclosure.  Real estate acquired by foreclosure expenses were $704 thousand for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016.  The decrease in real estate acquired by foreclosure expenses was primarily due to decreases in write-downs and losses recorded in 2017 compared to 2016.  Real estate acquired by foreclosure expenses were $3.1 million for the year ended December 31, 2016 compared to $1.1 million for the year ended December 31, 2015.  The increase in real estate acquired by foreclosure expenses was primarily due to write-downs and losses associated with real estate acquired by foreclosure that was obtained through the Patriot acquisition.
Other.  Other noninterest expenses, which consist of subscription, membership and dues; employee expenses including travel, meals, entertainment and education; postage and delivery; amortization of intangibles; supplies, printing and reproduction; insurance; account related losses; correspondent bank fees; customer program expenses; and other operating expenses such as settlement of claims. Other noninterest expenses were $5.4 million, $5.9 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The decrease of $584 thousand or 9.8% for 2017 compared to 2016 was primarily due to a decrease of $1.6 million favorable change in unfunded commitments offset by a $460 thousand increase in third party banking services and various other expenses related to the operations of the bank.  The increase of $1.9 million or 47.4% for 2016 compared to 2015 was primarily due to a $739 thousand increase in core deposits intangible amortization and an increase of $682 thousand in provision for unfunded commitments.
Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 52.7% for the year ended December 31, 2017, compared with 57.2% for the year ended December 31, 2016. The decrease was primarily due to increased net interest income and noninterest income in addition to a decrease in noninterest expense. Our efficiency ratio was 57.2% for the year ended December 31, 2016, compared with 60.3% for the year ended December 31, 2015. The decrease was primarily due to increased net interest income and noninterest income, which more than offset the increase in noninterest expense, all primarily due to a full year of income and expenses related to the Patriot acquisition.
Income Taxes
Income tax expense increased $27.4 million for the year ended December 31, 2017, compared with the income tax benefit of $402 thousand for the same period in 2016. The increase was primarily attributable to higher pre-tax net earnings for the year ended December 31, 2017 compared to the year ended December 31, 2016 and $5.8 million in tax expense for the deferred tax asset revaluation resulting from the 2017 Tax Cuts and Jobs Act.  The effective income tax rate for the years ended December 31, 2017 and 2016 was 44% and 29%, respectively, as compared to the U.S. statutory rate of 35%.
Upon enactment of the Tax Cuts and Jobs Act on December 22, 2017, the Company was required to recalculate its deferred tax assets and liabilities to account for the future impact of the lower corporate tax rate of 21%. The federal statutory corporate income tax rate of 21% will be applicable to the Company effective January 1, 2018.
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

Financial Condition
Loan Portfolio
At December 31, 2017, total loans held for investment were $3.2 billion, an increase of $92.3 million, or 3.0%, compared with $3.1 billion at December 31, 2016. New loan production during the year was offset by the resolution of $42.5 million in energy loans in addition to the resolution of other nonperforming loans and reductions in commercial real estate loans. Loans held for sale at December 31, 2017 were $7.2 million, a decrease of $16.8 million compared with $24.0 million at December 31, 2016.
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
At December 31, 2017, total loans, excluding loans held for sale, were 93.9% of deposits and 74.9% of total assets. At December 31, 2016, total loans, excluding loans held for sale, were 91.8% of deposits and 77.0% of total assets.
Lending activities originate from the efforts of our portfolio bankers, with an emphasis on lending to small to medium‑sized businesses, commercial companies, professionals and individuals located in the Houston and Dallas MSAs and Austin, Louisville and Honey Grove.
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
The types of loans we make to consumers include residential real estate loans, home equity loans, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.
See “Item 1. Business—Our Banking Services—Lending Activities—Loan Types” for further information about the types of loans we offer.
The following table summarizes our loan portfolio by type of loan as of the dates indicated:

	For the Years ended December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial & industrial	$1,286,496	40.3%	$1,053,925	34.0%	$1,206,452	38.5%	$788,410	43.8%	$681,290	50.1%
Real estate:
Owner occupied commercial real estate	415,230	13.0	394,210	12.7	353,889	11.3	163,592	9.1	156,961	11.6
Commercial real estate	1,067,779	33.5	1,143,751	36.9	904,115	28.9	339,006	18.8	267,011	19.6
Construction, land & land development	164,952	5.2	249,704	8.1	358,813	11.5	240,666	13.4	140,067	10.3
Residential mortgage	238,580	7.5	245,191	7.9	293,483	9.4	257,066	14.3	106,362	7.8
Consumer and other	17,448	0.5	11,439	0.4	13,917	0.4	10,415	0.6	7,724	0.6
Total loans held for investment	$3,190,485	100.0%	$3,098,220	100.0%	$3,130,669	100.0%	$1,799,155	100.0%	$1,359,415	100.0%

Total loans held for sale	$7,156	100.0%	$23,989	100.0%	$384	100.0%	$573	100.0%	$—	—

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2017 are summarized in the following table:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial and industrial	$427,958	$813,421	$45,117	$1,286,496
Real estate:
Owner occupied commercial real estate	31,254	156,620	227,356	415,230
Commercial real estate	223,695	615,560	228,524	1,067,779
Construction, land and land development	59,503	76,619	28,830	164,952
Residential mortgage	17,667	50,632	170,281	238,580
Consumer and other	5,900	2,916	8,632	17,448
Total loans	$765,977	$1,715,768	$708,740	$3,190,485

Loans with a fixed interest rate	$118,482	$376,552	$99,340	$594,374
Loans with a floating interest rate	647,495	1,339,216	609,400	2,596,111
Total loans	$765,977	$1,715,768	$708,740	$3,190,485
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

Nonperforming Loans
Nonperforming loans include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Nonperforming loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $70.8 million in nonperforming loans at December 31, 2017, compared with $94.5 million at December 31, 2016. The ratio of nonperforming loan to total loans was 2.22% at December 31, 2017 compared with 3.05% at December 31, 2016.  The decreases were primarily due to the resolution of energy loans and other nonperforming loans during 2017.
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
We had $70.8 million in nonperforming loans at December 31, 2017, compared with $94.5 million and $45.0 million at December 31, 2016 and 2015, respectively. The nonperforming loans at December 31, 2017 consisted of 39 separate credit relationships. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $5.4 million, $4.7 million, and $806 thousand would have been recorded as income for the years ended December 31, 2017, 2016 and 2015, respectively.
Nonperforming loans totaled $70.8 million or 2.22% of period end total loans at December 31, 2017, down from $94.5 million or 3.05% of total loans at December 31, 2016. Nonperforming loans at December 31, 2017 included $36.7 million in energy-related loans.  Accruing loans classified as troubled debt restructures, which are included in the nonperforming loans totals, were $13.1 million at December 31, 2017, compared with $16.5 million at December 31, 2016.  The allowance for loan losses was 0.98% of total loans at December 31, 2017, compared with 0.85% of total loans at December 31, 2016.  The increase in the percentage when compared to December 31, 2016 was largely due to a $3.9 million increase in specific reserves.

The following table presents information regarding nonperforming loans at the dates indicated:

	December 31,
	2017	2016	2015	2014	2013

	(Dollars in thousands)
Nonaccrual loans	$47,892	$66,673	$37,541	$2,127	$1,496
Accruing loans 90 or more days past due	375	1,169	52	16	1,316
Restructured loans—nonaccrual	9,446	10,133	1,464	2,717	9,864
Restructured loans—accrual	13,093	16,518	5,988	2,257	4,072
Total nonperforming loans	$70,806	$94,493	$45,045	$7,117	$16,748
Allowance for loan losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at December 31, 2017 was $31.2 million, representing 0.98% of total loans, compared with $26.4 million, or 0.85% of total loans, at December 31, 2016. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Years ended December 31,
	2017	2016	2015	2014	2013

	(Dollars in thousands)
Average loans outstanding(1)	$3,047,061	$3,128,534	$2,146,968	$1,498,257	$1,244,106
Total loans outstanding at end of period(1)	3,190,485	3,098,220	3,130,669	1,799,155	1,359,415
Allowance for loan losses at beginning of period	26,364	32,947	15,605	16,361	14,151
Provision for loan losses	14,360	64,700	17,864	2,693	2,373
Charge-offs:
Commercial and industrial	(9,065)	(68,383)	(2,647)	(2,927)	(916)
Owner occupied commercial real estate	(1,087)	(1,405)	—	—	—
Commercial real estate	—	(492)	—	—	(333)
Construction, land & land development	(95)	(1,631)	—	—	—
Residential mortgage	(19)	(548)	(63)	—	(186)
Consumer and other	(256)	(126)	(146)	(1,297)	(54)
Total charge-offs	(10,522)	(72,585)	(2,856)	(4,224)	(1,489)
Recoveries:
Commercial and industrial	676	1,000	2,185	118	1,044
Owner occupied commercial real estate	4	17	—	14	222
Commercial real estate	8	—	77	1	21
Construction, land & land development	77	84	5	—	—
Residential mortgage	121	155	36	20	27
Consumer and other	132	46	31	622	12
Total recoveries	1,018	1,302	2,334	775	1,326
Net recoveries (charge-offs)	(9,504)	(71,283)	(522)	(3,449)	(163)
Allowance for loan losses at end of period	$31,220	$26,364	$32,947	$15,605	$16,361

Ratio of allowance to end of period loans	0.98%	0.85%	1.05%	0.87%	1.20%
Ratio of net charge-offs to average loans	0.31%	2.28%	0.02%	0.23%	0.01%

(1)	Excluding loans held-for-sale

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

•
for one‑to‑four family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan‑to‑value ratio, and the age, condition and marketability of collateral; and

•
for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan‑to‑value ratio.

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
At December 31, 2017, the allowance for loan losses totaled $31.2 million, or 0.98% of total loans. At December 31, 2016 and 2015, the allowance for loan losses aggregated $26.4 million and $32.9 million, or 0.85% and 1.05% of total loans, respectively. At December 31, 2017, $1.2 million of allowance was required for acquired loans not deemed credit‑impaired and $1.8 million of purchase discounts remained. At December 31, 2016 and 2015, $1.1 million and $15 thousand of allowance was required for acquired loans not deemed credit‑impaired, respectively, and $4.4 million and $11.0 million of purchase discounts remained, respectively. PCI loans are not considered nonperforming loans. PCI loans had $2.5 million, $5.5 million and $14.4 million of purchase discounts outstanding at December 31, 2017, 2016 and 2015, respectively, of which $1.1 million, $2.5 million and $966 thousand, respectively, are considered accretable. Impairment charges and related allowances of $75 thousand and $122 thousand were required in 2017 and 2016, respectively, for PCI loans.
The allowance for loan losses on loans collectively evaluated for impairment totaled $25.5 million or 0.82% of the $3.1 billion in loans collectively evaluated for impairment at December 31, 2017, compared to an allowance for loan losses of $24.5 million or 0.82% of the $3.0 billion in loans collectively evaluated for impairment at December 31, 2016. Net charge-offs as a percentage of average loans outstanding was 0.31% for the year ended December 31, 2017 as compared to 2.28% and 0.02% for the years ended December 31, 2016 and 2015, respectively.  The decrease for the year ended December 31, 2017 is primarily due to the $68.0 million in net charge-offs of energy loans compared to $7.8 million for the year ended December 31, 2017.
During the year ended December 31, 2017, loans in internally assigned risk grades 1 ‑ 5, which are considered pass rated credits, increased to 91.8% from 90.2% of total loans, excluding PCI loans.
The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan	Amount	Percent of Loans to Total Loan

	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$16,689	40.3%	$10,751	34.0%	$23,130	38.5%	$8,145	43.8%	$10,196	50.1%
Owner occupied commercial real estate	2,748	13.0	2,609	12.7	1,679	11.3	974	9.1	874	11.6
Commercial real estate	8,396	33.5	9,013	36.9	4,691	28.9	2,942	18.8	2,216	19.6
Construction, land & land development	1,481	5.2	1,967	8.1	2,345	11.5	2,633	13.4	1,103	10.3
Residential Mortgage	1,678	7.5	1,819	7.9	816	9.4	645	14.3	654	7.8
Consumer and other	228	0.5	205	0.4	286	0.4	266	0.6	1,318	0.6
Total allowance for loan losses	$31,220	100.0%	$26,364	100.0%	$32,947	100.0%	$15,605	100.0%	$16,361	100.0%

We believe that the allowance for loan losses at December 31, 2017 is adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2017.
Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2017, the carrying amount of investment securities totaled $718.8 million, an increase of $408.7 million or 131.8% compared with $310.1 million at December 31, 2016.  At December 31, 2016, the carrying amount of investment securities totaled $310.1 million, a decrease of $8.0 million or 2.5% compared with $318.2 million at December 31, 2015. At December 31, 2017, securities represented 16.9% of total assets compared with 7.7% and 8.4% at December 31, 2016 and 2015, respectively.
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

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$104,111	$103,292	$—	$—	$—	$—
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	—	—	118,272	117,886	90,032	89,950
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	250,580	249,176	99,876	99,898	129,752	130,705
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	65,486	—	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	234,881	228,447	42,379	41,912	51,569	51,329
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	35,679	—	—	—	—
Corporate debt securities	5,789	5,794	3,788	3,775	3,790	3,793
Obligations of municipal subdivisions	6,672	6,627	11,183	10,913	236	244
CRA qualified investment fund	11,337	11,038	236	235	—	—
Total	$715,507	$705,539	$275,734	$274,619	$275,379	$276,021

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,841	$10,732	$14,358	$14,231	$15,002	$15,179
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	2,414	21,147	20,613	27,128	26,817
Total	$13,275	$13,146	$35,505	$34,844	$42,130	$41,996
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

Management does not intend to sell any debt securities classified as held-to-maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of December 31, 2017, management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of December 31, 2017, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the years ended December 31, 2017, 2016 and 2015.
The following tables summarize the contractual maturity of securities and their weighted average yields as of December 31, 2017 and 2016. The contractual maturity of a mortgage‑backed security is the date at which the last underlying mortgage matures. Available‑for‑sale securities are shown at fair value and held‑to‑maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.  The CRA qualified investment fund has no contractual maturity and, therefore, it is excluded from the maturity table.

	December 31, 2017
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
SBA guaranteed securities	$—	—%	$—	—%	$14,691	2.21%	$88,601	3.50%	$103,292	3.32%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities: residential	—	—	—	—	$4,605	3.43	$255,413	2.46	$260,018	2.48
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities: commercial	—	—	—	—	65,486	2.47	—	—	$65,486	2.47
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	—	—	—	—	—	—	230,881	2.59	$230,881	2.59
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	—	—	—	—	35,679	2.41	—	—	$35,679	2.41
Corporate debt securities	1,794	2.87	—	—	4,000	5.25	—	—	$5,794	4.51
Obligations of municipal subdivisions	—	—	—	—	236	2.89	6,390	2.69	$6,626	2.70
Total	$1,794	2.87%	$—	—%	$124,697	2.54%	$581,285	2.67%	$707,776	2.65%

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield

	(Dollars in thousands)
Obligations of the U.S. Treasury or other U.S. government agencies or sponsored entities	$40,052	0.78%	$77,834	0.77%	$—	—	$—	—	$117,886	0.77%
Mortgaged-backed securities issued by U.S. government agencies or sponsored entities: residential	—	—	3,534	2.79	33,816	2.03	76,906	1.69	114,256	1.83
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	—	—	1,006	1.57	2,984	1.56	59,069	1.82	63,059	1.80
Corporate debt securities	2,003	1.69	1,772	2.19	—	—	—	—	3,775	1.93
Obligations of municipal subdivisions	—	—	—	—	235	2.89	—	—	235	2.89
Total	$42,056	0.82%	$84,145	0.89%	$37,036	2.00%	$135,975	1.75%	$299,211	1.41%

The contractual maturity of mortgage‑backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage‑backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage‑backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of our complete portfolio is 4.5 years with a modified duration of 4.7 years at December 31, 2017.
At December 31, 2017, 2016 and 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.
The average yield of securities portfolio was 2.28% during the year ended December 31, 2017 compared with 1.47% for the year ended December 31, 2016. The increase in average yield was due to securities added to the portfolio with higher yields.
The average yield of securities portfolio was 1.47% during the year ended December 31, 2016 compared with 1.31% for the year ended December 31, 2015. The increase in average yield was due to securities added to the portfolio with higher yields in 2016. The decrease in average yield was due to a reinvestment of funds at lower rates in 2015.
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
Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage‑backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage‑backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments. As such, mortgage‑backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion. At December 31, 2017 and 2016, 98.2% and 67.3% of the mortgage‑backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.3 years and 4.1 years and an estimated duration of 4.7 years and 3.5 years, respectively.
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
Total deposits at December 31, 2017 were $3.4 billion, an increase of $22.4 million, or 0.7%, compared with December 31, 2016.  Noninterest-bearing deposits at December 31, 2017 were $803.2 million, an increase of $153.1 million, or 23.6%, compared with December 31, 2016.  The increase in noninterest-bearing deposits is due to continued efforts by our portfolio bankers with a focus on business accounts. Average deposits increased 5.5% or $176.0 million to $3.4 billion for the year ended December 31, 2017, compared with $3.2 billion for the same period of 2016.

Total deposits at December 31, 2016 were $3.4 billion, an increase of $274.0 million, or 8.8%, compared with December 31, 2015, primarily due to continued opportunities for our portfolio bankers to generate deposit growth within our target markets.  Noninterest-bearing deposits at December 31, 2016 were $650.1 million, an increase of $6.7 million, or 1.0%, compared with December 31, 2015.  Average deposits increased 46.8% or $1.0 billion to $3.2 billion for the year ended December 31, 2016, compared with $2.2 billion for the same period of 2015.  These increases were principally due to continued opportunities for our portfolio bankers to generate deposit growth within our target markets.
At December 31, 2017 and 2016, we had $123.4 million and $97.9 million in brokered time deposits, respectively. At December 31, 2017, we also had $35.4 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 4.7% and 2.9% of total deposits at December 31, 2017 and 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Interest-bearing transaction deposits	$198,530	0.13%	$172,446	0.12%	$142,906	0.12%
Money market and savings deposits	1,171,973	0.77	1,028,752	0.54	712,963	0.41
Certificates and other time deposits	1,317,180	1.17	1,389,834	1.01	812,255	0.89
Total interest-bearing deposits	$2,687,683	0.92	$2,591,032	0.76	$1,668,124	0.62
Noninterest-bearing deposits	690,786	—	611,388	—	513,453	—
Total deposits	$3,378,469	0.73%	$3,202,420	0.62%	$2,181,577	0.47%
Our ratio of average noninterest‑bearing deposits to average total deposits for the years ended December 31, 2017, 2016 and 2015 was 20.4%, 19.1% and 23.5%, respectively.
The following table sets forth the amount of our certificates of deposit by time remaining until maturity for December 31, 2017 (dollars in thousands):

2018	$889,231
2019	247,595
2020	83,005
2021	13,922
2022	28,579
Total	$1,262,332

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

	FHLB Advances	Securities Sold Under Repurchase Agreements

	(Dollars in thousands)
December 31, 2017
Amount outstanding at year-end	$325,000	$5,173
Weighted average interest rate at year-end	1.41%	0.15%
Maximum month-end balance during the year	$325,000	$7,035
Average balance outstanding during the year	$211,407	$4,770
Weighted average interest rate during the year	1.05%	0.15%
December 31, 2016
Amount outstanding at year-end	$150,000	$3,493
Weighted average interest rate at year-end	0.59%	0.15%
Maximum month-end balance during the year	$153,631	$4,823
Average balance outstanding during the year	$186,453	$3,605
Weighted average interest rate during the year	0.51%	0.11%
December 31, 2015
Amount outstanding at year-end	$223,265	$3,073
Weighted average interest rate at year-end	0.46%	0.15%
Maximum month-end balance during the year	$283,533	$15,892
Average balance outstanding during the year	$128,135	$9,649
Weighted average interest rate during the year	0.28%	0.16%
FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2017 and 2016, borrowing capacity of $948.2 million and $608.8 million, respectively, was available under this arrangement. At December 31, 2017 and 2016, $325.0 million and $150.0 million were outstanding, respectively, with an average interest rate of 1.41% and 0.59%, respectively.  The Company’s FHLB advances at December 31, 2017 mature within one year.  The Company’s FHLB advances at December 31, 2016 mature within two years.  These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities held in safekeeping. The increase in total borrowing capacity is due to the purchase of securities. We utilize these borrowings to meet liquidity needs and to fund certain loans in our portfolio.
Securities Sold Under Agreements to Repurchase—Securities sold under agreements to repurchase represent the purchase of interests in securities by our customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent. At December 31, 2017 and December 31, 2016, we had securities sold under agreements to repurchase of $5.2 million and $3.5 million, respectively.
Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our liquidity risk management program. At December 31, 2017 and 2016, $384.5 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.

Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of December 31, 2017 and 2016, there were no federal funds purchased outstanding.
Subordinated Debentures and Subordinated Notes
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at December 31, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021. Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.
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
Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.3 million at December 31, 2017. Net issuance costs associated with issuing the Notes are amortized to interest expense over the respective terms using the straight line method.
In connection with the issuance of the Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the purchasers of the Notes. Under the Registration Rights Agreement, we were required to, among other things, use commercially reasonable efforts to (1) file with the SEC on or prior to March 31, 2017, a registration statement (the “Exchange Offer Registration Statement”) with respect to an offer to exchange the Notes for new notes with identical terms (except for the provisions relating to the transfer restrictions and payment of additional interest) (the “Exchange Offer”), (2) cause the Exchange Offer Registration Statement to be declared effective by the SEC no later than June 15, 2017 and (3) consummate the Exchange Offer no later than 45 days following the effective date of the Exchange Offer Registration Statement. The Exchange Offer Registration Statement was declared effective by the SEC on April 13, 2017, and we completed the Exchange Offer on May 19, 2017, such that $34,000,000 aggregate principal amount of the Notes was exchanged for $34,000,000 aggregate principal amount of 8.50% Fixed-to-Floating Rate Subordinated Notes due 2026 that were registered under the Securities Act of 1933, as amended, and $1,000,000 aggregate principal amount of the Notes remained unregistered.
A summary of pertinent information related to the Notes outstanding at December 31, 2017 is set forth in the table below:

	December 31,
	2017	2016

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,291)	(1,115)
Total subordinated notes	$33,709	$33,885

Subordinated Debentures Trust Preferred Securities — At December 31, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $8.1 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at December 31, 2017 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of December 31, 2017 was 1.694%

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
Interest Rate Sensitivity and Market Risk
Our asset liability management policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We manage our sensitivity position within our established guidelines.
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
We utilize static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12‑month horizon as of December 31, 2017:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	9.7%
+100	4.9
Base	—
−100	(6.9)
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
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the years ended December 31, 2017 and 2016, our liquidity needs have primarily been met by core deposits, security and loan maturities, amortizing investment and loan portfolios and brokered deposits and advances from the FHLB within policy limits. Although access to purchased funds from correspondent banks and the Dallas Fed are available, we do not generally rely on these external funding sources. We expect capital resources and liquidity will be sufficient for at least the next twelve months.

The following table illustrates, during the periods presented, the mix of our funding sources and the average assets in which those funds are invested as a percentage of our average total assets for the period indicated. Average assets totaled $4.1 billion for the year ended December 31, 2017 compared to $3.9 billion for the year ended December 31, 2016.

	December 31,
	2017	2016
Sources of Funds:
Deposits:
Noninterest-bearing	16.5%	15.8%
Interest-bearing	62.5	64.2
Brokered deposits	3.1	2.9
Securities sold under agreements to repurchase	0.1	0.1
Other borrowed funds	5.1	4.8
Subordinated debentures	1.2	0.4
Other liabilities	0.5	0.5
Shareholders’ equity	11.0	11.3
Total	100.0%	100.0%
Uses of Funds:
Loans	74.5%	81.3%
Securities	16.3	7.4
Federal funds sold and other interest-earning assets	4.5	6.0
Other noninterest-earning assets	4.7	5.3
Total	100.0%	100.0%
Average noninterest-bearing deposits to average deposits	20.4%	19.1%
Average loans to average deposits	90.7	98.0
Our largest source of funds is deposits and our largest uses of funds are loans and securities. We do not expect a change in the source or use of our funds in the foreseeable future. Our average loans were $3.1 billion for the year ended December 31, 2017, a decrease of 2.3% over the year ended December 31, 2016. Our average loans were $3.1 billion for the year ended December 31, 2016, an increase of 46.1% over the year ended December 31, 2015. We predominantly invest excess deposits in Dallas Fed balances, securities, federal funds sold or other short‑term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.5 years and an estimated duration of 4.7 years at December 31, 2017.
As of December 31, 2017, we had outstanding $563.2 million in commitments to extend credit and $11.9 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of December 31, 2017, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of December 31, 2017, we had cash and cash equivalents of $140.7 million, a decrease of $248.3 million compared with $389.0 million as of December 31, 2016, which was primarily due to the purchases of investment securities with excess balances.  As of December 31, 2016, we had cash and cash equivalents of $389.0 million, an increase of $264.1 million compared with $124.9 million as of December 31, 2015, which was primarily due to the increase in interest bearing deposits in financial institutions.

Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures, subordinated notes and operating leases. Payments for the Federal Home Loan Bank advances includes interest of $692 thousand that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $41.3 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at December 31, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.

	December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$889,051	$330,780	$42,501	$—	$1,262,332
Federal Home Loan Bank advances	325,692	—	—	—	325,692
Subordinated debentures and subordinated notes	3,859	3,735	8,099	82,750	98,443
Operating leases	2,033	2,847	1,916	2,911	9,707
Total	$1,220,635	$337,362	$52,516	$85,661	$1,696,174
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
Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of December 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$257,333	$175,075	$63,902	$66,917	$563,227
Standby and commercial letters of credit	10,617	539	100	640	11,896
Total	$267,950	$175,614	$64,002	$67,557	$575,123
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
Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including: termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2017, the Company and the Bank were each well‑capitalized.
Total shareholders’ equity was $463.8 million at December 31, 2017, an increase of $33.3 million or 7.7% compared with $430.5 million at December 31, 2016.  The increase was primarily the result of a net income of $34.1 million, an increase due to stock compensation expense, the net change for proceeds from the exercise of stock options offset by the net change in the value of available for sale securities recognized in other accumulated comprehensive earnings.

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
The following tables provide a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of the dates specified to the minimum and well capitalized regulatory standards:

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$455,754	12.7%	$287,840	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	390,690	10.9%	215,880	6.0%	N/A	N/A
Common equity tier 1 capital	377,328	10.5%	161,910	4.5%	N/A	N/A
Tier I capital (to average assets)	390,690	9.5%	164,632	4.0%	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$444,198	12.4%	$286,648	8.0%	$358,310	10.0%
Tier 1 capital (to risk weighted assets)	415,542	11.6%	214,986	6.0%	286,648	8.0
Common equity tier 1 capital	415,542	11.6%	161,239	4.5%	232,901	6.5
Tier I capital (to average assets)	415,542	10.1%	164,390	4.0%	205,487	5.0

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1%	210,078	6.0%	N/A	N/A
Common equity tier 1 capital	339,430	9.7%	157,559	4.5%	N/A	N/A
Tier I capital (to average assets)	352,371	9.1%	155,271	4.0%	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0%	207,108	6.0%	276,144	8.0%
Common equity tier 1 capital	344,423	10.0%	155,331	4.5%	224,367	6.5%
Tier I capital (to average assets)	344,423	9.0%	154,946	4.0%	193,682	5.0%

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and presents our tangible book value per common share compared with our book value per common share:

	December 31,
	2017	2016	2015	2014	2013

	(In thousands, except per share data)
Tangible Common Equity
Total shareholders’ equity	$463,795	$430,482	$429,402	$288,405	$199,218
Adjustments:
Goodwill	85,291	85,291	85,291	30,129	15,672
Core deposit intangibles	8,503	9,975	11,562	4,148	984
Tangible common equity	$370,001	$335,216	$332,549	$254,128	$182,562
Common shares outstanding(1)	37,103	36,988	36,788	26,171	20,771
Book value per common share(1)	$12.50	$11.64	$11.67	$11.02	$9.59
Tangible book value per common share(1)	$9.97	$9.06	$9.04	$9.71	$8.79

(1)
Excludes the dilutive effect of common stock issuable upon exercise of outstanding stock options.  The number of exercisable options was 754,110 as of December 31, 2017, 493,241 shares as of December 31, 2016, 875,007 shares as of December 31, 2015, 910,793 shares as of December 31, 2014, and 818,518 shares as of December 31, 2013.

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
The following table reconciles, as of the dates set forth below, total shareholders’ equity to tangible common equity and total assets to tangible assets:

	December 31,
	2017	2016	2015	2014	2013

	(Dollars in thousands)
Tangible Common Equity
Total shareholders’ equity	$463,795	$430,482	$429,402	$288,405	$199,218
Adjustments:
Goodwill	85,291	85,291	85,291	30,129	15,672
Core deposit intangibles	8,503	9,975	11,562	4,148	984
Tangible common equity	$370,001	$335,216	$332,549	$254,128	$182,562
Tangible Assets
Total assets	$4,261,916	$4,024,822	$3,786,157	$2,196,135	$1,703,127
Adjustments:
Goodwill	85,291	85,291	85,291	30,129	15,672
Core deposit intangibles	8,503	9,975	11,562	4,148	984
Tangible assets	$4,168,122	$3,929,556	$3,689,304	$2,161,858	$1,686,471
Tangible Common Equity to Tangible Assets	8.9%	8.5%	9.0%	11.8%	10.8%
Return on Average Tangible Common Equity.  Return on average tangible common equity is a non‑GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as average shareholders’ equity less average goodwill and average core deposit intangibles, net of accumulated amortization; (b) net income less the effect of intangible assets as net income plus amortization of core deposit intangibles, net of taxes; and (c) return (as described in clause (a)) divided by average tangible common equity (as described in clause (b)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.
We believe that this measure is important to many investors in the marketplace who are interested in the return on common equity, exclusive of the impact of intangible assets.  Goodwill and other intangible assets, including core deposit intangibles, have the effect of increasing total shareholders’ equity, while not increasing our tangible common equity.  This measure is particularly relevant to acquisitive institutions who may have higher balances in goodwill and other intangible assets than non-acquisitive institutions.

The following table reconciles, as of the dates set forth below, average tangible common equity to average common equity and net income excluding amortization of core deposit intangibles, net of tax to net income and presents our return on average tangible common equity:

	December 31,
	2017	2016	2015	2014	2013

	(Dollars in thousands)
Net income (loss) adjusted for amortization of core deposit intangibles
Net income (loss)	$34,136	$(972)	$15,439	$14,742	$12,610
Adjustments:
Plus: Amortization of core deposit intangibles	1,472	1,587	848	304	246
Less: Tax benefit at the statutory rate	515	555	297	106	86
Net income (loss) adjusted for amortization of core deposit intangibles	$35,093	$60	$15,990	$14,940	$12,770

Average Tangible Common Equity
Total average shareholders' equity	$451,147	$433,923	$330,007	$232,868	$193,134
Adjustments:
Average goodwill	85,291	85,291	42,296	18,644	15,672
Average core deposit intangibles	9,254	10,818	5,910	879	1,115
Average tangible common equity	$356,602	$337,814	$281,801	$213,345	$176,347
Return on Average Tangible Common Equity	9.84%	0.02%	5.67%	7.00%	7.24%
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability management policies approved by the Company’s board of directors.
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
The financial statements, the report thereon, the notes thereto and supplementary data commence on page 95 of this Annual Report on Form 10-K.
The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2017
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)
Total interest income	$45,228	$44,539	$42,932	$39,551
Total interest expense	8,408	8,260	7,627	6,908
Net interest income	36,820	36,279	35,305	32,643
Provision for loan losses	4,405	2,300	1,510	6,145
Net interest income after provision for loan losses	32,415	33,979	33,795	26,498
Noninterest income	3,928	3,390	5,699	5,495
Noninterest expense	23,582	20,067	19,611	20,839
Income before income taxes	12,761	17,302	19,883	11,154
Provision for income taxes	10,142	5,895	6,985	3,942
Net income	$2,619	$11,407	$12,898	$7,212

Earnings per share(1)
Earnings per common share, basic	$0.07	$0.31	$0.35	$0.19
Earnings per common share, diluted	0.07	0.31	0.35	0.19

	Quarter Ended 2016
	December 31	September 30	June 30	March 31

	(Thousands of dollars, except per share amounts)
Total interest income	$38,326	$39,432	$39,062	$38,724
Total interest expense	6,142	5,757	5,521	4,496
Net interest income	32,184	33,675	33,541	34,228
Provision for loan losses	9,500	28,200	11,000	16,000
Net interest income after provision for loan losses	22,684	5,475	22,541	18,228
Noninterest income	2,168	4,091	3,782	4,155
Noninterest expense	20,953	23,383	20,675	19,487
Income before income taxes	3,899	(13,817)	5,648	2,896
Provision for income taxes	1,355	(4,831)	2,017	1,057
Net income	$2,544	$(8,986)	$3,631	$1,839

Earnings per share(1)
Earnings per common share, basic	$0.07	$(0.25)	$0.10	$0.05
Earnings per common share, diluted	0.07	(0.25)	0.10	0.05

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm due to the rules of the SEC for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION
None.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance-Committees of the Board-Audit Committee,” “Corporate Governance-Director Nominations” and “Corporate Governance-Code of Ethics” in the Company’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2018 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information under the caption “Corporate Governance-Fees and Services of Independent Registered Public Accounting Firm” and "Board and Committee Matters-Audit Committee Pre-Approval Policy" in the 2018 Proxy Statement.
PART IV.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 95 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2017, 2016, and 2015
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

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
Executive Employment Agreement, dated April 9, 2010, among Green Bancorp, Inc., Green Bank, N.A. and Geoffrey D. Greenwade (incorporated herein by reference to Exhibit 10.1c to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))

10.1c
Executive Employment Agreement, dated February 24, 2012, among Green Bancorp, Inc., Green Bank, N.A. and Donald S. Perschbacher (incorporated herein by reference to Exhibit 10.1c to the Company’s Registration Statement on Form S-4 (Registration No. 333-217059))

10.2a
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

10.2d	Green Bancorp, Inc. 2013 Executive Incentive Program (incorporated herein by reference to Exhibit 10.2e to the Company’s Registration Statement on Form S-1 (Registration No. 333-196982))
10.2e	Green Bancorp, Inc. 2014 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2f to the Company’s Registration Statement on Form S-1/A (Registration No. 333-196982))
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

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Green Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Houston, Texas
March 15, 2018
We have served as the Company's auditor since 2009.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$26,562	$18,351
Interest bearing deposits in financial institutions and fed funds sold	114,119	370,656
Total cash and cash equivalents	140,681	389,007

Available-for-sale securities, at fair value	705,539	274,619
Held-to-maturity securities, at amortized cost (fair value of $13,146 and $34,844, respectively)	13,275	35,505
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	11,702	10,954
Federal Home Loan Bank of Dallas stock	14,915	7,029
Total securities and other investments	746,097	328,773

Loans held for sale	7,156	23,989
Loans held for investment	3,190,485	3,098,220
Allowance for loan losses	(31,220)	(26,364)
Loans, net	3,166,421	3,095,845

Premises and equipment, net	24,002	25,674
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	8,503	9,975
Accrued interest receivable	11,109	8,011
Deferred tax asset, net	8,758	11,266
Real estate acquired by foreclosure	802	5,220
Bank owned life insurance	55,302	34,385
Other assets	14,950	31,375
TOTAL ASSETS	$4,261,916	$4,024,822

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$803,210	$650,064
Interest-bearing transaction and savings	1,331,601	1,359,187
Certificates and other time deposits	1,262,332	1,365,449
Total deposits	3,397,143	3,374,700

Securities sold under agreements to repurchase	5,173	3,493
Other borrowed funds	325,000	150,000
Subordinated debentures and subordinated notes	47,737	47,492
Accrued interest payable	2,841	2,387
Other liabilities	20,227	16,268
Total liabilities	3,798,121	3,594,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,280,822 and 37,165,674 shares issued at December 31, 2017 and December 31, 2016, respectively; 37,102,822 and 36,987,674 shares outstanding at December 31, 2017 and December 31, 2016, respectively	373	372
Capital surplus	387,891	382,961
Retained earnings	83,263	49,127
Accumulated other comprehensive loss, net	(6,479)	(725)
Less treasury stock, at cost, 178,000 shares at both December 31, 2017 and 2016	(1,253)	(1,253)
Total shareholders’ equity	463,795	430,482
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,261,916	$4,024,822

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Dollars in thousands, except per share data)

	For the Years ended December 31,
	2017	2016	2015
INTEREST INCOME:
Loans, including fees	$154,266	$149,422	$104,205
Securities	15,294	4,209	3,604
Other investments	847	761	453
Deposits in financial institutions and fed funds sold	1,843	1,152	292
Total interest income	172,250	155,544	108,554

INTEREST EXPENSE:
Transaction and savings deposits	9,298	5,749	3,103
Certificates and other time deposits	15,452	14,022	7,237
Subordinated debentures and subordinated notes	4,216	1,182	227
Other borrowed funds	2,237	963	379
Total interest expense	31,203	21,916	10,946

NET INTEREST INCOME	141,047	133,628	97,608
PROVISION FOR LOAN LOSSES	14,360	64,700	17,864
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	126,687	68,928	79,744

NONINTEREST INCOME:
Customer service fees	9,103	6,129	3,925
Loan fees	3,515	2,974	2,369
(Loss) gain on sale of available-for-sale securities, net	(38)	—	772
(Loss) gain on held-for-sale loans, net	(2,308)	(1,404)	405
Gain on sale of guaranteed portion of loans, net	5,755	3,343	3,484
Other	2,485	3,154	1,232
Total noninterest income	18,512	14,196	12,187

NONINTEREST EXPENSE:
Salaries and employee benefits	52,542	47,169	38,110
Occupancy	8,194	8,319	7,097
Professional and regulatory fees	8,868	8,958	8,923
Data processing	3,808	3,859	3,098
Software license and maintenance	2,027	2,155	1,844
Marketing	775	1,114	791
Loan related	1,804	3,795	1,185
Real estate acquired by foreclosure, net	704	3,168	1,086
Other	5,377	5,961	4,044
Total noninterest expense	84,099	84,498	66,178

INCOME (LOSS) BEFORE INCOME TAXES	61,100	(1,374)	25,753
PROVISION (BENEFIT) FOR INCOME TAXES	26,964	(402)	10,314
NET INCOME (LOSS)	$34,136	$(972)	$15,439

EARNINGS (LOSSES) PER SHARE:
Basic	$0.92	$(0.03)	$0.54
Diluted	$0.92	$(0.03)	$0.53
See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	For the Years ended December 31,
	2017	2016	2015
NET INCOME (LOSS)	$34,136	$(972)	$15,439
OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(8,853)	(1,757)	(992)
Total other comprehensive income (loss) before tax	(8,853)	(1,757)	(992)

DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE (LOSS) INCOME	(3,099)	(615)	(347)
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(5,754)	(1,142)	(645)
COMPREHENSIVE INCOME (LOSS)	$28,382	$(2,114)	$14,794

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
	Shares	Amount					Total
BALANCE — January 1, 2015	26,176	$262	$252,421	$34,660	$1,062	$—	$288,405
Net income	—	—	—	15,439	—	—	15,439
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $(347) and reclassification adjustment	—	—	—	—	(645)	—	(645)
Issuance of common stock in connection with the acquisition of Patriot Bancshares, Inc.	10,442	105	123,638	—	—	—	123,743
Issuance of common stock in connection with the exercise of stock options	170	1	1,533	—	—	—	1,534
Stock-based compensation expense	—	—	926	—	—	—	926
BALANCE — December 31, 2015	36,788	$368	$378,518	$50,099	$417	$—	$429,402
Net loss	—	—	—	(972)	—	—	(972)
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $(615) and reclassification adjustment	—	—	—	—	(1,142)	—	(1,142)
Purchase of treasury stock	(178)	—	—	—	—	(1,253)	(1,253)
Issuance of common stock in connection with exercise of stock options	378	4	3,042	—	—	—	3,046
Stock-based compensation expense	—	—	1,401	—	—	—	1,401
BALANCE — December 31, 2016	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	—	—	—	34,136	—	—	34,136
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $(3,099)	—	—	—	—	(5,754)	—	(5,754)
Issuance of common stock in connection with exercise of stock options	115	1	485	—	—	—	486
Stock-based compensation expense	—	—	4,445	—	—	—	4,445
BALANCE — December 31, 2017	37,103	$373	$387,891	$83,263	$(6,479)	$(1,253)	$463,795

See notes to consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,136	$(972)	$15,439
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,764	821	1,122
Accretion of loan discounts, net	(4,755)	(8,358)	(4,806)
Amortization of deposit premiums	(995)	(2,362)	(1,747)
Amortization of core deposit intangibles	1,472	1,587	847
Amortization and accretion of borrowing and debt valuation allowance, net	420	289	40
Amortization of issuance costs of subordinated notes	145	9	—
Provision for loan losses	14,360	64,700	17,864
Depreciation	2,044	2,388	1,849
Net loss (gain) on sale of available-for-sale securities	38	—	(772)
Net loss (gain) on sale of real estate acquired by foreclosure	147	563	81
Net loss (gain) on loans held for sale	2,308	1,404	(405)
Net gain on sale of guaranteed portion of loans	(5,755)	(3,343)	(3,484)
Originations of loans held for sale	—	(1,094)	(17,656)
Proceeds from sales of and principal collected on loans held for sale	16,845	21,488	19,875
Writedown of real estate acquired by foreclosure	304	1,048	530
Deferred income tax expense (benefit)	5,243	8,361	(3,409)
Stock-based compensation expense	4,880	1,587	707
(Increase) decrease in accrued interest receivable and other assets, net	12,775	(16,520)	2,208
Increase (decrease)in accrued interest payable and other liabilities, net	3,658	1,838	(1,379)
Net cash provided by operating activities	89,034	73,434	26,904

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	72,082	110,423	51,690
Proceeds from the sale of available-for-sale securities	349,374	—	109,444
Purchases of available-for-sale securities	(847,078)	(100,335)	(53,046)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	6,276	8,507	10,192
Purchases of held-to-maturity securities	—	(1,963)	(1,788)
Proceeds from sales of guaranteed portion of loans	56,102	39,109	38,201
Proceeds from sales of real estate acquired by foreclosure	3,967	8,794	2,587
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(7,886)	6,084	359
Purchases of Federal Reserve Bank stock	(748)	(3,747)	(34)
Purchase of Bank-Owned Life Insurance	(20,000)	—	—
Net increase in loans held for investment and held for sale	(154,951)	(115,148)	(279,756)
Investment in construction (sale of) premises and purchases of other fixed assets	4,898	(326)	(1,349)
Net cash and cash equivalents received (paid) in connection with acquisitions	—	—	4,275
Net cash used in investing activities	(537,964)	(48,602)	(119,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	23,438	276,314	170,236
Net (decrease) increase in securities sold under agreements to repurchase	1,680	420	(1,532)
Net proceeds from (repayment of) other short-term borrowed funds	175,000	(64,250)	(113,250)
Proceeds from other long-term borrowed funds	—	50,000	100,000
Repayment of other long-term borrowed funds	—	(58,884)	(8,684)
Proceeds from issuance of common stock due to exercise of stock options	486	3,046	1,534
Proceeds from issuance of subordinated notes, net	—	33,876	—
Purchase of treasury stock	—	(1,253)	—
Net cash provided by financing activities	200,604	239,269	148,304

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(248,326)	$264,101	$55,983

CASH AND CASH EQUIVALENTS:
Beginning of year	389,007	124,906	68,923
End of year	$140,681	$389,007	$124,906

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$5,270	$3,503	$—
Transfer of loans to held-for-sale	15,185	45,403	—
Stock issued in connection with the Patriot Bancshares acquisition	—	—	123,743
SUPPLEMENTAL INFORMATION:
Interest paid	$31,179	$23,473	$11,549
Income taxes paid	16,200	11,700	12,200

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
Cash and Cash Equivalents—Cash and cash equivalents include cash due from banks, federal funds sold and interest‑bearing deposits in financial institutions. Federal funds sold are invested for a period of three days or less. Interest bearing deposits include demand balances at the Federal Reserve Bank and balances with other financial institutions with original maturities of three months or less. Balances at the Federal Reserve Bank include restricted amounts required to satisfy reserve requirements, which are provided in Note 4.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
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
Loans Held-for-Sale— Loans are classified as held-for-sale when management has positively determined that the loans will be sold in the foreseeable future and the Company has the ability to do so. The classification may be made upon origination or subsequent to the origination or purchase. Once a decision has been made to sell loans not previously classified as held-for-sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or estimated fair value.  Fair value of government guaranteed and commercial loans held-for-sale is based on commitments from investors or prevailing market prices. Gains and losses on sales are recorded in noninterest income and determined on a specific identification basis.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill and Other Intangibles—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs. During 2017, the Company changed the annual impairment assessment date from December 31 to October 31. There was no impact to the process or results. We completed our annual impairment analysis of goodwill as of October 31, 2017.  Based on this analysis we do not believe any of our goodwill is impaired as of this date because the fair value of our equity exceeds the carrying value.  The goodwill impairment test involves a two‑step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of its impairment analysis, the Company uses a variety of methodologies in determining the fair value of the reporting unit, including cash flow analysis that are consistent with the assumptions management believes hypothetical marketplace participants would use.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments—The Company’s derivative instruments are entered into pursuant to a customer accommodation program where the Company enters into an interest rate swap, cap agreement or an interest rate collar with a commercial customer and an agreement with offsetting terms with a correspondent bank.  These derivative instruments are not designated as accounting hedges.  Changes in net fair value are recognized in noninterest income or expense and the fair value amounts are included in other assets and other liabilities.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recent Accounting Standards - Accounting Standards Updates (“ASU”)
FASB ASU No. 2018-02 - “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments of ASU 2018-02 allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. The amendments also require certain disclosures about stranded tax effects. This update will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and the guidance should be applied either in the period of adoption or the retrospectively to each period impacted by the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Acts is recognized. The Company currently expects to early adopt the new guidance in the first quarter of 2018, which will result in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclass approximately $1.4 million of tax expense from accumulated other comprehensive loss to retained earnings.
FASB ASU No. 2017-12 - “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” Issued in August 2017, the ASU 2017-12 amends the hedge accounting recognition and presentation requirements in ASC 815. The amendments objectives are to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (2) reduce the complexity of and to simplify the application of hedge accounting by preparers.  For public entities, ASU 2017-12 is effective for interim and annual periods beginning after December 15, 2018; however, early adoption is permitted. The Company adopted the ASU in the third quarter of 2017 and reclassified $15.9 million of securities from held-to-maturity to available-for-sale classification pursuant to the transition election.  The amount of net unrealized loss at the date of transfer was recorded in accumulated other comprehensive income.  The early adoption did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.
FASB ASU No. 2017-09 - “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” Issued in May 2017, ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2017-08 - “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.” Issued in March 2017, ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact of ASU 2017-08 on the Company’s consolidated financial statements.
FASB ASU No. 2017-04 - “Intangibles-Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2017-01 - “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended applications of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 became effective for the Company beginning January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-18 - “Statement of Cash Flows (Topic 230) - Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 became effective for the Company on January 1, 2018 and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-15 - "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15") is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. This ASU became effective for the Company on January 1, 2018, and did not have a significant impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-13 -"Financial Instruments - Credit Losses (Topic 326)" ("ASU 2016-13") requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 will be effective for the Company on January 1, 2020. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements.
FASB ASU No. 2016-09 - “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for the Company beginning January 1, 2017 and did not have a material impact on the Company’s consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2016-06 - Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force). The new guidance clarifies the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, which is used to determine whether the embedded derivative should be separated from the host contract and accounted for separately as a derivative. An entity performing the assessment will be required to assess the embedded call or put options solely in accordance with the pre-existing four-step decision sequence. This guidance was effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and did not have a material impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-02 - “Leases (Topic 842).” In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 to supersede nearly all existing lease guidance under GAAP. The guidance would require a lessee to record a right-to-use asset and liability representing the obligation to make lease payments for long-term leases. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and must be adopted using a modified retrospective approach. The Company is currently evaluating the impact of its pending adoption of ASU 2016-02 on its consolidated financial statements.
FASB ASU No. 2016-01 - “Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s consolidated financial statements.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB ASU No. 2014-09 - “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. ASU 2014-09 was initially effective for the Company on January 1, 2017; however, in August 2015, the FASB issued ASU No. 2015-14 - Revenue from Contracts with Customers - Deferral of the Effective Date, which deferred the effective date to January 1, 2018. In addition, the FASB has begun to issue targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU No. 2016-10 - Identifying Performance Obligations and Licensing, ASU No. 2016-12 - Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20 - Technical Corrections and Improvements to Top 606 - Revenue from Contract with Customers. These amendments do not change the core principles in ASU 2014-09. The Company’s primary sources of revenue are comprised of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. The Company will adopt ASU 2014-09, effective January 1, 2018, and at the time of this filing, do not expect to record a cumulative-effect adjustment or any presentation changes to the consolidated financial statements. The Company will provide the required revenue disclosures in Form 10-Q for the quarter ended March 31, 2018.
2. EARNINGS PER COMMON SHARE
The following table illustrates the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
	2017		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

	(Amounts in thousands, except per share amounts)
Net income (loss)	$34,136		$(972)		$15,439

Basic:
Weighted average shares outstanding	37,043	$0.92	36,677	$(0.03)	28,839	$0.54

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	254		—		257
Total	37,297	$0.92	36,677	$(0.03)	29,096	$0.53
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

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1)twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable.

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

In connection with the merger, we recognized $55.2 million of goodwill, $8.3 million of core deposit intangibles, and $7.3 million in net deferred tax assets as of December 31, 2016.  None of the goodwill recognized is expected to be deductible for income tax purposes.
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
Pursuant to the terms of the acquisition agreement, the Company paid $46.4 million in cash for all outstanding shares of SP Bancorp, Inc.’s capital stock, which resulted in goodwill of $14.5 million.  Additionally, the Company recognized $3.5 million of core deposit intangibles as of December 31, 2015.
M&A and Acquisition Related Costs - The Company incurred $445 thousand and $456 thousand of pre-tax M&A and acquisition related costs during 2017 and 2016. The merger expenses are reflected on the Company's income statement for the applicable periods and are reported primarily in the categories of data processing, professional and regulatory fees, salaries and benefits, occupancy, software licenses and maintenance, marketing and other. The expenses incurred during 2017 include tax fees and legal fees. Merger related costs incurred are presented in the table below by acquisition.

	2017	2016

	(Dollars in thousands)
Patriot Bancshares, Inc.	$265	$405
SP Bancorp, Inc.	180	51
Total	$445	$456
4. CASH AND CASH EQUIVALENTS
The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amounts of $76.0 million and $65.1 million at December 31, 2017 and December 31, 2016, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. SECURITIES
The amortized cost and fair value of securities as of the dates set forth were as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$104,111	$129	$(948)	$103,292
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	250,580	$297	(1,701)	249,176
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	$65,986	$—	$(500)	$65,486
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	234,881	—	(6,434)	228,447
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	—	(472)	35,679
Corporate debt securities	5,789	5	—	5,794
Obligations of municipal subdivisions	6,672	—	(45)	6,627
CRA qualified investment fund	11,337	—	(299)	11,038
Total	$715,507	$431	$(10,399)	$705,539

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,841	$61	$(170)	$10,732
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	—	(20)	2,414
Total	$13,275	$61	$(190)	$13,146

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$118,272	$17	$(403)	$117,886
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	99,876	452	(430)	99,898
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	42,379	96	(563)	41,912
Corporate debt securities	3,788	1	(14)	3,775
Obligations of municipal subdivisions	236	—	(1)	235
CRA qualified investment fund	11,183	—	(270)	10,913
Total	$275,734	$566	$(1,681)	$274,619

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$14,358	$140	$(267)	$14,231
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	21,147	2	(536)	20,613
Total	$35,505	$142	$(803)	$34,844

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	December 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)
Due in one year or less	$1,789	$1,794	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,236	4,236	—	—
Due after ten years	6,436	6,390	—	—
	12,461	12,420	—	—

Mortgage-backed securities and collateralized mortgage obligations	587,598	578,789	13,275	13,146
SBA guaranteed securities	104,111	103,292	—	—
CRA qualified investment fund	11,337	11,038	—	—
Total	$715,507	$705,539	$13,275	$13,146
Proceeds from sales of securities classified as available-for-sale of $349.4 million were received during the year ended December 31, 2017. The sales resulted in a net loss of $38 thousand, which is comprised of $910 thousand in gross realized gains, offset by $948 thousand in gross realized losses.
There were no sales of securities during the year ended December 31, 2016.
Proceeds from sales of securities classified as available‑for‑sale of $109.4 million was received during the years ended December 31, 2015. Sales in 2015 included $76.5 million of the acquired securities from the Patriot acquisition and resulted in a net gain of $195 thousand, which is comprised of $225 thousand in gross realized gains offset by $30 thousand in gross realized losses.
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
In determining OTTI, management considers many factors, including: (1)the length of time and the extent to which the fair value has been less than cost, (2)the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more, likely than not, will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2017, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2017, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.
Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of December 31, 2017.
Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	December 31, 2017
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$76,603	$(948)	$75,655	$—	$—	$—
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	192,105	(1,608)	190,497	9,152	(93)	9,059
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	(500)	65,486	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	210,034	(6,183)	203,851	9,037	(251)	8,786
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	(472)	35,679	—	—	—
Obligations of municipal subdivisions	6,436	(45)	6,391	—	—
CRA qualified investment fund	—	—	—	11,337	(299)	11,038
Total	$587,315	$(9,756)	$577,559	$29,526	$(643)	$28,883

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$1,086	$(9)	$1,077	$6,265	$(161)	$6,104
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	(20)	2,414	—	—	—
Total	$3,520	$(29)	$3,491	$6,265	$(161)	$6,104

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$100,517	$(403)	$100,114	$—	$—	$—
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	60,233	(405)	59,828	4,121	(25)	4,096
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	29,916	(492)	29,424	2,874	(71)	2,803
Corporate debt securities	1,785	(14)	1,771	—	—	—
Obligations of municipal subdivisions	236	(1)	235	—	—	—
CRA qualified investment fund	11,183	(270)	10,913	—	—	—
Total	$203,870	$(1,585)	$202,285	$6,995	$(96)	$6,899

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$8,551	$(234)	$8,317	$860	$(33)	$827
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	12,141	(191)	11,950	7,644	(345)	7,299
Total	$20,692	$(425)	$20,267	$8,504	$(378)	$8,126
The average loss on securities in an unrealized loss position was 1.69% and 1.04% of the amortized cost basis at December 31, 2017 and 2016, respectively. There were eighteen and nine securities in an unrealized loss position of greater than 12 months at December 31, 2017 and 2016, respectively.
The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2017 or 2016.
Securities with an amortized cost of $6.3 million and $12.2 million and fair value of $6.3 million and $12.2 million were pledged and available to be sold under repurchase agreements at December 31, 2017 and December 31, 2016, respectively. Securities with an amortized cost of $55.7 million and $73.0 million and fair value of $55.5 million and $72.6 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at December 31, 2017 and 2016, respectively. Securities with an amortization cost and fair value of $1.3 million at December 31, 2016 were pledged to collateralize public deposits.  In addition, securities with an amortized cost of $3.4 million and $5.2 million and fair value of $3.3 million and $5.2 million were pledged as collateral for the Company’s derivative instruments at December 31, 2017 and December 31, 2016, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LOANS
The loan portfolio classified by type and class as of the dates set forth were as follows:

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$1,223,027	$63,469	$1,286,496
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230
Commercial real estate	823,361	244,418	1,067,779
Construction, land & land development	136,998	27,954	164,952
Residential mortgage	149,021	89,559	238,580
Consumer and other	16,178	1,270	17,448
Total loans held for investment	$2,676,491	$513,994	$3,190,485

Total loans held for sale	$7,156	$—	$7,156

	December 31, 2016
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$904,331	$149,594	$1,053,925
Real estate:
Owner occupied commercial real estate	264,876	129,334	394,210
Commercial real estate	816,029	327,722	1,143,751
Construction, land & land development	179,999	69,705	249,704
Residential mortgage	127,445	117,746	245,191
Consumer and other	9,248	2,191	11,439
Total loans held for investment	$2,301,928	$796,292	$3,098,220

Total loans held for sale	$23,989	$—	$23,989
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
Included in the loans held for investment balance was $13.6 million and $17.4 million of net deferred loan origination fees and unamortized premium and discount at December 31, 2017 and 2016, respectively. Also included in loans at December 31, 2017 and 2016, respectively was $1.4 million and $3.0 million in nonaccretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $8.8 million and $7.4 million at December 31, 2017 and 2016, respectively. Consumer and other loans include overdrafts of $48 thousand and $73 thousand as of December 31, 2017 and 2016, respectively.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reserved-based energy loans outstanding represented approximately 0.6% and 0.5% of total funded loans as of December 31, 2017 and 2016, respectively.  Energy-related service industry loans represented approximately 1.1% and 2.6% of total funded loans as of December 31, 2017 and 2016, respectively.  As of December 31, 2017, $19.2 million of reserved-based energy loans and $17.5 million of energy-related service industry loans were impaired.
Most of the Company’s activities are with customers located within the Texas cities of Houston, Dallas, Austin and their respective surrounding areas.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Houston and Dallas MSAs.  The Company does not have any significant concentration to any one industry or customer. As of December 31, 2017 and 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	December 31, 2017
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial & industrial	$427,958	$813,421	$45,117	$1,286,496
Real estate:
Owner occupied commercial real estate	31,254	156,620	227,356	415,230
Commercial real estate	223,695	615,560	228,524	1,067,779
Construction, land & land development	59,503	76,619	28,830	164,952
Residential mortgage	17,667	50,632	170,281	238,580
Consumer and other	5,900	2,916	8,632	17,448

Total loans held for investment	$765,977	$1,715,768	$708,740	$3,190,485

Fixed rate	$118,482	$376,552	$99,340	$594,374
Floating rate	647,495	1,339,216	609,400	2,596,111

Total loans held for investment	$765,977	$1,715,768	$708,740	$3,190,485
In the ordinary course of business, the Company has granted loans to certain directors, officers and their affiliates. In the opinion of management, all transactions entered into between the Bank and such related parties have been and are in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.
An analysis of activity with respect to these related-party loans for the periods ended December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016

	(Dollars in thousands)
Beginning balance	$5,813	$9,741
Advances	—	503
Repayments	(5,813)	(4,431)
Ending Balance	$—	$5,813

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all acquisitions at December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016

	(Dollars in thousands)
Credit impaired acquired loans:
Outstanding principal balance	$18,498	$30,694
Recorded investment	15,965	25,188
Discount, net	$2,533	$5,506

Other acquired loans:
Outstanding principal balance	499,939	775,709
Deferred fees, net	(72)	(174)
Recorded investment	498,029	771,104
Discount, net	$1,838	$4,431

Total acquired loans:
Outstanding principal balance	518,437	806,403
Deferred fees, net	(72)	(174)
Recorded investment	513,994	796,292
Discount, net	$4,371	$9,937
Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Year Ended December 31,
	2017	2016

	(Dollars in thousands)
Balance at beginning of period	$2,544	$966
Reclassifications (to) from nonaccretable discount	(20)	3,233
Accretion	(1,399)	(1,655)
Balance at period end	$1,125	$2,544
Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications between nonaccretable discount and accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.
The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	December 31, 2017
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$15,917	$242	$16,159	$45,413	$—	$1,161,455	$1,223,027
Real estate:
Owner occupied commercial real estate	1,109	—	1,109	—	—	326,797	327,906
Commercial real estate	16,250	—	16,250	—	—	807,111	823,361
Construction, land & land development	2,255	133	2,388	3,287	—	131,323	136,998
Residential mortgage	1,311	—	1,311	3,111	—	144,599	149,021
Consumer and other	127	—	127	49	—	16,002	16,178
Total originated loans	$36,969	$375	$37,344	$51,860	$—	$2,587,287	$2,676,491

Acquired Loans
Commercial & industrial	$—	$—	$—	$1,901	$3,237	$58,331	$63,469
Real estate:
Owner occupied commercial real estate	233	—	233	1,886	4,062	81,143	87,324
Commercial real estate	1,885	—	1,885	312	6,437	235,784	244,418
Construction, land & land development	204	—	204	714	—	27,036	27,954
Residential mortgage	804	—	804	454	2,229	86,072	89,559
Consumer and other	—	—	—	211	—	1,059	1,270
Total acquired loans	3,126	—	3,126	5,478	15,965	489,425	513,994
Total loans held for investment	$40,095	$375	$40,470	$57,338	$15,965	$3,076,712	$3,190,485

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,515	$1,106	$2,621	$36,331	$—	$865,379	$904,331
Real estate:
Owner occupied commercial real estate	1,941	—	1,941	—	—	262,935	264,876
Commercial real estate	1,612	—	1,612	2,059	—	812,358	816,029
Construction, land & land development	4,375	—	4,375	—	—	175,624	179,999
Residential mortgage	1,791	63	1,854	1,254	—	124,337	127,445
Consumer and other	139	—	139	119	—	8,990	9,248
Total originated loans	$11,373	$1,169	$12,542	$39,763	$—	$2,249,623	$2,301,928

Acquired Loans
Commercial & industrial	$2,854	$—	$2,854	$23,424	$4,506	$118,810	$149,594
Real estate:
Owner occupied commercial real estate	223	—	223	8,942	5,339	114,830	129,334
Commercial real estate	2,529	—	2,529	2,002	10,807	312,384	327,722
Construction, land & land development	488	—	488	978	1,819	66,420	69,705
Residential mortgage	2,768	—	2,768	1,692	2,717	110,569	117,746
Consumer and other	226	—	226	5	—	1,960	2,191
Total acquired loans	9,088	—	9,088	37,043	25,188	724,973	796,292
Total loans held for investment	$20,461	$1,169	$21,630	$76,806	$25,188	$2,974,596	$3,098,220
Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans	$56,490	$14,316	$70,806

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$32,805	$33,868	$66,673
Accruing loans past due 90 days or more	1,169	—	1,169
Restructured loans - nonaccrual	6,959	3,174	10,133
Restructured loans - accruing	5,267	11,251	16,518
Total nonperforming loans	$46,200	$48,293	$94,493
Impaired loans of $57.3 million and $76.8 million at December 31, 2017 and 2016 respectively, have been categorized by management as nonaccrual loans. Interest foregone on nonaccrual loans for the years ended December 31, 2017, 2016, and 2015 was approximately $5.4 million, $4.7 million and $806 thousand, respectively.
Based on an analysis of impaired loans at December 31, 2017 and 2016, an allowance of $5.7 million and $1.8 million, respectively, was allocated to impaired loans. The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Year Ended December 31,
	December 31, 2017		December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$41,032	$108	$37,697	$336
Owner occupied commercial real estate	—	—	1,016	73
Commercial real estate	2,105	—	6,088	344
Construction, land & land development	1,563	3	153	180
Residential mortgage	1,994	123	629	9
Consumer and other	118	3	170	8
Total originated loans	$46,812	$237	$45,753	$950

Acquired Loans
Commercial & industrial	$20,295	$570	$12,463	$25
Owner occupied commercial real estate	6,458	289	2,459	—
Commercial real estate	851	—	1,704	42
Construction, land & land development	1,068	88	198	—
Residential mortgage	718	32	1,624	48
Consumer and other	188	—	5	—
Total acquired loans	$29,578	$979	$18,453	$115
Total	$76,390	$1,216	$64,206	$1,065

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
Originated Loans
With no related allowance recorded:
Commercial & industrial	$32,794	$32,974	$—
Construction, land & land development	111	111	—
Residential mortgage	3,111	3,111	—
Consumer and other	12	12	—
Total with no related allowance recorded:	$36,028	$36,208	$—

With an allowance recorded:
Commercial & industrial	$16,862	$16,943	$5,409
Construction, land & land development	3,176	3,176	224
Consumer and other	49	49	30
Total with an allowance recorded:	$20,087	$20,168	$5,663
Total originated loans	$56,115	$56,376	$5,663

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$10,738	$10,738	$—
Owner occupied commercial real estate	1,886	1,910	—
Commercial real estate	312	312	—
Construction, land & land development	714	716	—
Residential mortgage	454	455	—
Consumer and other	208	202	—
Total with no related allowance recorded:	$14,312	$14,333	$—

With an allowance recorded:
Consumer and other	$4	$4	$4
Total with an allowance recorded:	$4	$4	$4
Total acquired loans	$14,316	$14,337	$4

Total:
Commercial & industrial	$60,394	$60,655	$5,409
Real estate	9,764	9,791	224
Consumer and other	273	267	34
Total	$70,431	$70,713	$5,667

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
Originated Loans
With no related allowance recorded:
Commercial & industrial	$33,415	$33,671	$—
Commercial real estate	7,155	7,162	—
Residential mortgage	1,254	1,249	—
Consumer and other	96	96	—
Total with no related allowance recorded:	$41,920	$42,178	$—

With an allowance recorded:
Commercial & industrial	$2,992	$3,038	$394
Residential mortgage	119	119	119
Total with an allowance recorded:	$3,111	$3,157	$513
Total originated loans	$45,031	$45,335	$513

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$32,922	$33,093	$—
Owner occupied commercial real estate	8,942	8,949	—
Commercial real estate	2,002	2,026	—
Construction, land & land development	978	991	—
Residential mortgage	1,692	1,694	—
Consumer and other	2	2	—
Total with no related allowance recorded:	$46,538	$46,755	$—

With an allowance recorded:
Commercial & industrial	$1,753	$1,774	$1,260
Consumer and other	2	3	2
Total with an allowance recorded:	$1,755	$1,777	$1,262
Total acquired loans	$48,293	$48,532	$1,262

Total:
Commercial & industrial	$71,082	$71,576	$1,654
Real estate	22,023	22,071	—
Consumer and other	219	220	121
Total	$93,324	$93,867	$1,775

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
Grade 7 (Substandard — Accruing) — This category includes loans which are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any, or loans with identified weaknesses but where there is sufficient collateral value and/or cash flow coverage. This category includes loans that: (1)may require a secondary source of repayment (liquidation of collateral or repayment by a guarantor); (2) lack current financial information or appraisals; and/or (3) have collateral deficiencies such that the Company would be in an unsecured position with an obligor not deserving unsecured credit. This category may also include borrowers with operating losses in recent periods.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	December 31, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$1,109,939	$22,648	$5,605	$39,422	$45,413	$—	$—	$1,223,027
Owner Occupied Commercial Real Estate	314,497	3,096	7,658	2,655	—	—	—	327,906
Commercial Real Estate	681,691	45,149	85,431	11,090	—	—	—	823,361
Construction & Land Development	121,893	970	—	10,848	3,287	—	—	136,998
Residential Mortgage	138,239	6,529	—	1,142	3,111	—	—	149,021
Consumer and Other	16,113	2	—	14	49	—	—	16,178
Total originated loans	$2,382,372	$78,394	$98,694	$65,171	$51,860	$—	$—	$2,676,491

Acquired Loans
Commercial & Industrial	$38,000	$3,172	$11,101	$6,058	$1,901	$—	$3,237	$63,469
Owner Occupied Commercial Real Estate	72,592	8,499	—	285	1,886	—	4,062	87,324
Commercial Real Estate	173,765	43,775	20,129	—	312	—	6,437	244,418
Construction & Land Development	14,549	12,136	—	555	714	—	—	27,954
Residential Mortgage	85,461	1,023	202	190	454	—	2,229	89,559
Consumer and Other	1,059	—	—	—	211	—	—	1,270
Total acquired loans	$385,426	$68,605	$31,432	$7,088	$5,478	$—	$15,965	$513,994

Total loans	$2,767,798	$146,999	$130,126	$72,259	$57,338	$—	$15,965	$3,190,485

	December 31, 2016
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$818,352	$11,427	$24,133	$14,088	$34,520	$1,811	$—	$904,331
Owner Occupied Commercial Real Estate	247,868	13,169	513	3,326	—	—	—	264,876
Commercial Real Estate	716,744	35,812	55,230	6,184	2,059	—	—	816,029
Construction & Land Development	171,287	5,590	1,931	1,191	—	—	—	179,999
Residential Mortgage	118,042	6,079	573	1,497	1,254	—	—	127,445
Consumer and Other	9,032	5	58	34	119	—	—	9,248
Total originated loans	$2,081,325	$72,082	$82,438	$26,320	$37,952	$1,811	$—	$2,301,928

Acquired Loans
Commercial & Industrial	$69,304	$2,982	$15,528	$33,850	$23,424	$—	$4,506	$149,594
Owner Occupied Commercial Real Estate	94,450	2,533	9,788	8,282	8,942	—	5,339	129,334
Commercial Real Estate	248,583	23,854	39,833	2,643	2,002	—	10,807	327,722
Construction & Land Development	49,849	12,859	2,577	1,623	978	—	1,819	69,705
Residential Mortgage	111,818	948	215	356	1,692	—	2,717	117,746
Consumer and Other	1,972	—	214	—	5	—	—	2,191
Total acquired loans	$575,976	$43,176	$68,155	$46,754	$37,043	$—	$25,188	$796,292

Total loans	$2,657,301	$115,258	$150,593	$73,074	$74,995	$1,811	$25,188	$3,098,220

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
Troubled debt restructurings identified during the periods indicated were as follows:

	Year Ended
	December 31, 2017			December 31, 2016
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of December 31, 2017	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment as of December 31, 2016

	(Dollars in thousands)
Commercial & industrial	3	$2,526	$898	8	$23,396	$21,272
Owner occupied commercial real estate	3	5,501	1,175	—	—	—
Construction, land & land development	2	831	$—	—	—	—
Other consumer	1	208	208	—	—	—
Total	9	$9,066	$2,281	8	$23,396	$21,272
During the year ended December 31, 2017, the Company added $9.1 million in new troubled debt restructuring of which $2.3 million was still outstanding.  The decrease in outstanding balance was primarily due to payments received.  The modifications primarily related to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans.  Following the restructure, five loans totaling $6.7 million were paid in full and none were charged off during the year.  Restructured loans are individually evaluated for impairment.  The allowance for loan losses included $810 thousand of specific reserves related to $8.0 million of these loans at December 31, 2017.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ALLOWANCE FOR LOAN LOSSES
An analysis of activity in the allowance for loan losses for the years ended December 31, 2017 and 2016, and the balance of loans receivable by the method of impairment evaluation at December 31, 2017 and 2016 is as follows:

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance December 31, 2017

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$9,491	$15,291	$(8,726)	$598	$16,654
Owner occupied commercial real estate	2,609	139	—	—	2,748
Commercial real estate	8,576	(838)	—	—	7,738
Construction, land & land development	1,852	(371)	—	—	1,481
Residential mortgage	1,134	(51)	—	53	1,136
Consumer and other	193	52	(146)	122	221
Total originated loans	$23,855	$14,222	$(8,872)	$773	$29,978

Acquired Loans
Commercial & industrial	$1,260	$(964)	$(339)	$78	$35
Owner occupied commercial real estate	—	1,083	(1,087)	4	—
Commercial real estate	437	213	—	8	658
Construction, land & land development	115	(97)	(95)	77	—
Residential mortgage	685	(192)	(19)	68	542
Consumer and other	12	95	(110)	10	7
Total acquired loans	$2,509	$138	$(1,650)	$245	$1,242
Total	$26,364	$14,360	$(10,522)	$1,018	$31,220

	Balance December 31, 2015	Provision	Charge-offs	Recoveries	Balance December 31, 2016

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$23,084	$51,189	$(65,684)	$902	$9,491
Owner occupied commercial real estate	1,675	934	—	—	2,609
Commercial real estate	4,525	4,077	(26)	—	8,576
Construction, land & land development	2,337	(485)	—	—	1,852
Residential mortgage	815	271	—	48	1,134
Consumer and other	286	(5)	(110)	22	193
Total originated loans	$32,722	$55,981	$(65,820)	$972	$23,855

Acquired Loans
Commercial & industrial	$46	$3,816	$(2,700)	$98	$1,260
Owner occupied commercial real estate	4	1,384	(1,405)	17	—
Commercial real estate	166	737	(466)	—	437
Construction, land & land development	8	1,654	(1,631)	84	115
Residential mortgage	1	1,125	(548)	107	685
Consumer and other	—	3	(15)	24	12
Total acquired loans	$225	$8,719	$(6,765)	$330	$2,509
Total	$32,947	$64,700	$(72,585)	$1,302	$26,364

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	December 31, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,173,371	$49,656	$—	$1,223,027	$11,245	$5,409	$—	$16,654
Owner occupied commercial real estate	327,906	—	—	327,906	2,748	—	—	2,748
Commercial real estate	823,361	—	—	823,361	7,738	—	—	7,738
Construction, land & land development	133,711	3,287	—	136,998	1,257	224	—	1,481
Residential mortgage	145,910	3,111	—	149,021	1,136	—	—	1,136
Consumer and other	16,116	62	—	16,178	191	30	—	221
Total originated loans	$2,620,375	$56,116	$—	$2,676,491	$24,315	$5,663	$—	$29,978

Acquired Loans
Commercial & industrial	$49,494	$10,738	$3,237	$63,469	$35	$—	$—	$35
Owner occupied commercial real estate	81,376	1,886	4,062	87,324	—	—	—	—
Commercial real estate	237,669	312	6,437	244,418	658	—	—	658
Construction, land & land development	27,240	714	—	27,954	—	—	—	—
Residential mortgage	86,876	454	2,229	89,559	467	—	75	542
Consumer and other	1,059	211	—	1,270	3	4	—	7
Total acquired loans	$483,714	$14,315	$15,965	$513,994	$1,163	$4	$75	$1,242
Total	$3,104,089	$70,431	$15,965	$3,190,485	$25,478	$5,667	$75	$31,220

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$867,924	$36,407	$—	$904,331	$9,097	$394	$—	$9,491
Owner occupied commercial real estate	264,876	—	—	264,876	2,609	—	—	2,609
Commercial real estate	808,874	7,155	—	816,029	8,576	—	—	8,576
Construction, land & land development	179,999	—	—	179,999	1,852	—	—	1,852
Residential mortgage	126,190	1,255	—	127,445	1,134	—	—	1,134
Consumer and other	9,034	214	—	9,248	74	119	—	193
Total originated loans	$2,256,897	$45,031	$—	$2,301,928	$23,342	$513	$—	$23,855

Acquired Loans
Commercial & industrial	$110,413	$34,675	$4,506	$149,594	$—	$1,260	$—	$1,260
Owner occupied commercial real estate	115,053	8,942	5,339	129,334	—	—	—	—
Commercial real estate	314,913	2,002	10,807	327,722	429	—	8	437
Construction, land & land development	66,908	978	1,819	69,705	14	—	101	115
Residential mortgage	113,338	1,691	2,717	117,746	672	—	13	685
Consumer and other	2,186	5	—	2,191	10	2	—	12
Total acquired loans	$722,811	$48,293	$25,188	$796,292	$1,125	$1,262	$122	$2,509
Total	$2,979,708	$93,324	$25,188	$3,098,220	$24,467	$1,775	$122	$26,364

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PREMISES AND EQUIPMENT
Premises and equipment as of dated indicated are summarized as follows:

	December 31,
	2017	2016

	(Dollars in thousands)
Land	$7,660	$7,660
Buildings and improvements	23,598	23,293
Furniture, fixtures and equipment	10,484	10,193
	41,742	41,146
Less accumulated depreciation	(17,740)	(15,472)
Total	$24,002	$25,674
Depreciation of premises and equipment totaled $2.0 million, $2.4 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.
9. GOODWILL AND CORE DEPOSIT INTANGIBLES

The Company has historically performed its annual goodwill impairment test as of December 31 each year.  During 2017, the Company voluntarily changed its annual impairment assessment date from December 31 to October 31. The Company accelerated the impairment test to earlier during the quarter to better align the impairment testing work with year-end financial statements.  The change in measurement date represents a change in the method of applying an accounting principle, however, the Company does not consider the change material, intends to utilize the same valuation approach and does not expect the change in valuation date to produce different impairment results.
The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At December 31, 2017 and 2016, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of October 31, 2017.  Subsequent to the date of the test, management has determined that no triggering events have occurred that would result in impairment.
Changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2017 and 2016 were as follows:

	Goodwill	Core Deposit Intangibles

	(Dollars in thousands)
Balance - December 31, 2015	$85,291	$11,562
Less - amortization	—	(1,587)
Balance - December 31, 2016	$85,291	$9,975
Less - amortization	—	(1,472)
Balance - December 31, 2017	$85,291	$8,503
Amortization of core deposit intangibles was $1.5 million, $1.6 million and $847 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of December 31, 2017 is as follows (dollars in thousands):

2018	$1,196
2019	1,080
2020	992
2021	905
2022	818
Thereafter	3,512
Total	$8,503

10. DEPOSITS
Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	December 31,
	2017	2016

	(Dollars in thousands)
2018	$889,231	$863,876
2019	247,595	263,958
2020	83,005	156,824
2021	13,922	67,739
2022	28,579	13,052
Total	$1,262,332	$1,365,449
Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2017 and 2016 were $482.0 million and $490.7 million.
The Company had $123.4 million and $97.9 million in brokered time deposits, at December 31, 2017 and 2016, respectively.  At December 31, 2017, we also had $35.4 million in noninterest-bearing escrow accounts classified as brokered.   Brokered deposits represented 4.7% and 2.9% of total deposits at December 31, 2017 and 2016, respectively.  The Company utilizes brokered deposits to enhance liquidity.
There are no major concentrations of deposits with any one depositor.

11. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS
Other borrowed funds as of the dates indicated were as follows:

	December 31,
	2017	2016

	(Dollars in thousands)
Federal Home Loan Bank advances	$325,000	$150,000
Repurchase agreements	5,173	3,493
Total	$330,173	$153,493
Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At December 31, 2017 and 2016, borrowing capacity of $948.2 million and $608.8 million, respectively, was available under this arrangement and $325.0 million and $150.0 million, respectively, was outstanding with an average interest rate of 1.41% and 0.59% respectively. The Company’s FHLB advances at December 31, 2017 mature within 1 year.  The Company’s FHLB advances at December 31, 2016 mature within 2 years. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity increased due to purchases of securities. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.
Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its liquidity risk management program. At December 31, 2017 and 2016, $384.5 million and $330.0 million, respectively, were available under this arrangement and no borrowings were outstanding.
Securities Sold Under Agreements to Repurchase  — Securities sold by the Company under agreements to repurchase represent the purchase of interests in securities by its customers. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. Repurchase agreements are settled on the following business day. All securities sold under agreements to repurchase are collateralized by pledged securities. The securities underlying the repurchase agreements are held in safekeeping by the Bank’s safekeeping agent.
Federal Funds Purchased — The Company has available federal funds lines of credit with its correspondent banks. As of December 31, 2017 and 2016, there were no federal funds purchased outstanding.
12. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at December 31, 2017, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.3 million at December 31, 2017. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
In connection with the issuance of the Notes, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the purchasers of the Notes. Under the Registration Rights Agreement, we were required to, among other things, use commercially reasonable efforts to (1) file with the SEC on or prior to March 31, 2017, a registration statement (the “Exchange Offer Registration Statement”) with respect to an offer to exchange the Notes for new notes with identical terms (except for the provisions relating to the transfer restrictions and payment of additional interest) (the “Exchange Offer”), (2) cause the Exchange Offer Registration Statement to be declared effective by the SEC no later than June 15, 2017 and (3) consummate the Exchange Offer no later than 45 days following the effective date of the Exchange Offer Registration Statement. The Exchange Offer Registration Statement was declared effective by the SEC on April 13, 2017, and we completed the Exchange Offer on May 19, 2017, such that $34,000,000 aggregate principal amount of the Notes was exchanged for $34,000,000 aggregate principal amount of 8.50% Fixed-to-Floating Rate Subordinated Notes due 2026 that were registered under the Securities Act of 1933, as amended, and $1,000,000 aggregate principal amount of the Notes remained unregistered.
A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at December 31, 2017 and 2016 is set forth in the table below:

	December 31,
	2017	2016

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,291)	(1,115)
Total subordinated notes	$33,709	$33,885

Subordinated Debentures Trust Preferred Securities — At December 31, 2017, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $8.1 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.

A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at December 31, 2017 is set forth in the table below:

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

(1)    The 3-month LIBOR in effect as of December 31, 2017 was 1.694%
(2)    All debentures are callable five years from issuance date

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13. INCOME TAXES
The components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

	December 31,
	2017	2016	2015

	(Dollars in thousands)
Current income tax provision	$21,721	$(8,763)	$13,723
Deferred income tax expense (benefit)	5,243	8,361	(3,409)
Total income tax provision	$26,964	$(402)	$10,314

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, stock-based compensation expense and the 2017 re-valuation of the deferred tax asset.
The provision for income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income from continuing operations for the years ended December 31, 2017, 2016 and 2015, as follows:

	December 31,
	2017	2016	2015

	(Dollars in thousands)
Taxes calculated at statutory rate	$21,385	$(481)	$9,014
Increase (decrease) resulting from:
State tax expense, net of federal effect	195	386	196
Non-deductible expenses	51	51	45
Non-deductible dues	37	35	31
Bank-owned life insurance income	(321)	(326)	(141)
Incentive stock option compensation expense	(187)	(16)	—
Tax exempt interest income	(34)	(17)	—
Non-deductible M&A and acquisition related costs	—	—	857
Other, net	—	(34)	312
Change in applicable statutory rate	5,838	—	—
Income tax provision—as reported	$26,964	$(402)	$10,314

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense for 2017 includes $5.8 million in tax expense for the deferred tax asset revaluation resulting from the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act was enacted on December 22, 2017 and requires that deferred taxes as of December 31, 2017 be based on the newly enacted U.S. statutory federal corporate income tax rate of 21%. In the table below, deferred taxes for the year-ended December 31, 2016 are based on the previously enacted U.S. statutory corporate income tax rate of 35%.
The Company has completed its accounting under ASU 740, Income Taxes, for all material deferred tax assets and liabilities. Provisional amounts have been recorded for certain immaterial items including Schedules K-1 from CRA related partnership investments. As a result of the revaluation, we recorded $5.8 million in income tax expense for 2017. Material adjustment to provisional amounts are not expected.
Significant deferred tax assets and liabilities at the dates indicated were as follows:

	December 31,
	2017	2016

	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$6,556	$9,233
Acquired loan valuation allowance	835	3,493
Net operating loss carryforward	989	1,755
Nonqualified stock options and restricted stock	1,449	1,561
Real estate acquired by foreclosure write-downs	583	1,432
Acquired deposit valuation allowance	273	804
Unrealized loss on available-for-sale securities	2,093	390
Pre-opening expenses	58	120
Non-accrual loan interest	828	809
Other	310	852
Total deferred tax assets	13,974	20,449
Deferred tax liabilities:
Goodwill and core deposit intangibles	2,436	4,337
Acquired subordinated debentures valuation allowance	1,709	2,996
Acquired investments valuation allowance	413	688
Deferred loan costs	476	674
Depreciable assets	83	392
Other	99	96
Total deferred tax liabilities	5,216	9,183
Net deferred tax asset	$8,758	$11,266
Realization of the net deferred tax asset is dependent on generating sufficient future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.  The deferred tax asset is evaluated by management on an ongoing basis to determine if a valuation allowance is required. Assessing the need for a valuation allowance requires that management evaluate all evidence, both negative and positive, to determine whether a valuation allowance is needed. Based on management’s analysis of the evidence, no valuation allowance was required to be recorded against the net deferred tax asset of $8.8 million at December 31, 2017. The deferred tax assets are primarily supported by future reversals of existing timing differences and the generation of future taxable income.
Net operating loss carryforwards for federal income tax purposes were $4.7 million and $5.0 million at December 31, 2017 and 2016, respectively. The carryforwards expire beginning in 2032.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Patriot acquisition completed in October 2015, the Company recognized a $1.6 million liability for an uncertain tax position for the year ended December 31, 2016.  The full $1.6 million would, if recognized, affect the effective tax rate.  The uncertain tax position as of the dates indicated were as follows:

	2017	2016	2015

	(Dollars in thousands)
Unrecognized tax benefits - January 1	$1,625	$1,625	$—
Gross increases - tax positions in current period	—	—	1,625
Unrecognized tax benefits - December 31	$1,625	$1,625	$1,625

The Company files income tax returns in the U.S. federal jurisdiction and the Texas, Kentucky and California state jurisdictions. Other than described above, as of December 31, 2017, 2016 and 2015 the Company had identified no unrecognized tax benefits related to returns with open periods subject to examination. The periods subject to examination for the Company’s federal return are the 2014 through 2017 tax years. The Company has assumed net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years.  The Company is subject to examination from 2013 forward for state income tax returns. The Company’s policy is that it recognizes interest and penalties as a component of income tax expense. As of December 31, 2017 and 2016, the Company had no accrued interest or penalties.
Tax Cuts and Jobs Act - The Tax Cuts and Jobs Act was enacted on December 22, 2017. Among other things, the new law (i) establishes a new, flat, federal statutory corporate income tax rate of 21%, (ii) eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year, (iii) limits the deduction for net interest expense incurred by U.S. corporations, (iv) allows businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets, (v) eliminates or reduces certain deductions related to meals and entertainment expenses, (vi) modifies the limitation on excessive employee compensation to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee and (vii) limits the deductibility of deposit insurance premiums for banks in excess of $5 billion in assets. The Company is still analyzing certain aspects of the new law and refining its calculations, which could affect the measurement of these deferred tax assets and liabilities or result in additional deferred amounts.
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
Stock Options. At December 31, 2017 and 2016, there were 428,168 and 389,500 time based options outstanding under the 2014 Plan, respectively.  The Company has two additional stock options plans, both of which are frozen to further issuance.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At December 31, 2017 there were 367,213 time-based options, 992,864 performance options and 308,054 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2016 there were 377,015 time-based options, 1,020,242 performance options and 316,550 super-performance options outstanding under the 2010 Option Plan.
The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At December 31, 2017 and 2016 there were 87,500 and 127,500 options outstanding under the 2006 Option Plan, respectively.
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
The fair value of time‑based options granted during 2017 and 2016 was estimated using the following assumptions:

	2017	2016
Expected term (years)	6.5	6.5
Risk-free interest rate	1.98% - 2.02%	1.33% - 1.84%
Expected volatility	31.02% - 34.39%	36.02% - 36.84%
Dividend yield	—	—

A summary of changes in outstanding time‑based stock options as of December 31, 2017 and 2016, is as follows:

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options	Weighted- Average Exercise Price	Average Remaining Contractual Term (In Years)
Shares under option—December 31, 2016	894,015	$9.66	5.9
Shares granted	82,000	17.54
Shares forfeited or expired	(42,361)	10.39
Shares exercised	(50,773)	9.70
Shares under option—December 31, 2017	882,881	10.36	5.4
Shares exercisable—December 31, 2017	497,868	9.14	2.9

Shares under option—December 31, 2015	1,081,901	$9.82	3.9
Shares granted	237,500	9.51
Shares forfeited or expired	(111,926)	10.33
Shares exercised	(313,460)	9.72
Shares under option—December 31, 2016	894,015	9.66	5.9
Shares exercisable—December 31, 2016	493,241	8.79	3.3

A summary of the status of the Company’s nonvested time‑based options as of December 31, 2017 and 2016, is presented below:

	Number of Options	Average Grant-Date Fair Value
Nonvested options—December 31, 2016	400,774	$4.86
Shares granted	82,000	6.65
Shares forfeited	(42,361)	5.03
Shares vested	(55,400)	6.06
Nonvested options—December 31, 2017	385,013	$5.05

Nonvested options—December 31, 2015	209,260	$6.21
Shares granted	237,500	3.65
Shares forfeited	(21,500)	6.36
Shares vested	(24,486)	3.35
Nonvested options—December 31, 2016	400,774	$4.86
As of December 31, 2017 and 2016, there was $1.5 million and $1.6 million respectively, of total unrecognized compensation expense related to nonvested share‑based compensation arrangements. That cost is expected to be recognized over a weighted‑average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2017 and 2016, was $336 thousand and $82 thousand, respectively.
Total stock‑based compensation expense that was charged against income was $4.9 million, $1.6 million and $707 thousand for 2017, 2016 and 2015, respectively. The total income tax benefit recognized in the statements of operations for share‑based compensation arrangements was $1.7 million, $555 thousand and $247 thousand for 2017, 2016 and 2015, respectively.
Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At December 31, 2017 and 2016 there were 322,875 and 288,500 restricted stock units outstanding under the 2014 Plan.  Total restricted stock units compensation expense was $757 thousand, $787 thousand and $800 thousand in the year ended December 31, 2017, 2016 and 2015 respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of December 31, 2017 and 2016, there were 63,000 and 93,000 units outstanding under the SAR Plan, respectively.
Stock based compensation expense of $435 thousand and $335 thousand was recorded during the years ended December 31, 2017 and 2016, respectively, to reflect the fair value of the SARs. A reversal of stock based compensation expense of $218 thousand was recorded during the year ended December 31, 2015 to reflect the fair value of the SARs.
Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law. The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the years ended December 31, 2017, 2016 and 2015, were $1.4 million, $1.3 million, and $1.0 million, respectively.

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

	December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$889,051	$330,780	$42,501	$—	$1,262,332
Federal Home Loan Bank advances	325,692	—	—	—	325,692
Subordinated debentures and subordinated notes	3,859	3,735	8,099	82,750	98,443
Operating leases	2,033	2,847	1,916	2,911	9,707
Total	$1,220,635	$337,362	$52,516	$85,661	$1,696,174
Payments for the FHLB advances includes interest of $692 thousand that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $41.3 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at December 31, 2017.  Payments related to leases are based on actual payments specified in underlying contracts.
Leases — A summary as of December 31, 2017, of the Company’s noncancelable future operating lease commitments is as follows (in thousands):

2018	$2,033
2019	1,610
2020	1,237
2021	1,099
2022	817
Thereafter	2,911
Total	$9,707
The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $2.3 million, $2.3 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the various financial instruments outstanding as of the date set forth:

	December 31, 2017
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$257,333	$175,075	$63,902	$66,917	$563,227
Standby and commercial letters of credit	10,617	539	100	640	11,896
Total	$267,950	$175,614	$64,002	$67,557	$575,123
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. DERIVATIVE FINANCIAL INSTRUMENTS
In order to accommodate the borrowing needs of certain commercial customers, the Company has entered into interest rate swap or cap agreements with those customers. These interest rate derivative contracts effectively allow our customers to convert a variable rate loan to a fixed rate. In order to offset the exposure and manage interest rate risk, at the time an agreement was entered into with a customer, the Company entered into an interest rate swap or cap with a correspondent bank counterparty with offsetting terms. These derivative instruments are not designated as accounting hedges and changes in the net fair value are recognized in noninterest income or expense. Because we act as an intermediary for our customers, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on our results of operations. The fair value amounts are included in other assets and other liabilities.
The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	December 31, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$880
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$75

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$(901)
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$(75)

	December 31, 2016
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivatives:
Interest rate swaps - receive fixed/pay floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$609
Interest rate caps	$16,482	6.00%	LIBOR 1 month + 3%	Wtd. Avg. 2.0 years	$5

Correspondent interest rate derivatives:
Interest rate swaps - pay fixed/receive floating	$185,637	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 3.4 years	$(691)
Interest rate caps	$16,482	6.00%	LIBOR 1 month + 3%	Wtd. Avg. 2.0 years	$(5)

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet (included in other assets and other liabilities). The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	December 31, 2017			December 31, 2016
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Financial institution counterparty:
Interest rate swaps	$173,304	$1,326	$448	$185,637	$698	$1,389
Interest rate caps and collars	37,466	75	—	16,482	5	—
Commercial customer counterparty:
Interest rate swaps	173,304	423	1,325	185,637	1,307	698
Interest rate caps and collars	37,446	—	75	16,482	—	5
Gross derivatives		$1,824	$1,848		$2,010	$2,092
Offsetting derivative assets/liabilities		(369)	(369)		(698)	(698)
Net derivatives in the consolidated balance sheets		$1,455	$1,479		$1,312	$1,394

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
Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer, composed entirely of CET1, is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of December 31, 2017 and 2016. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.
The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$455,754	12.7%	$287,840	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	390,690	10.9	215,880	6.0	N/A	N/A
Common equity tier 1 capital	377,328	10.5	161,910	4.5	N/A	N/A
Tier I capital (to average assets)	390,690	9.5	164,632	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$444,198	12.4%	$286,648	8.0%	$358,310	10.0%
Tier 1 capital (to risk weighted assets)	415,542	11.6	214,986	6.0	286,648	8.0
Common equity tier 1 capital	415,542	11.6	161,239	4.5	232,901	6.5
Tier I capital (to average assets)	415,542	10.1	164,390	4.0	205,487	5.0

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Actual		For Capital Adequacy Purposes		To be Categorized as Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$413,666	11.8%	$280,104	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	352,371	10.1	210,078	6.0	N/A	N/A
Common equity tier 1 capital	339,430	9.7	157,559	4.5	N/A	N/A
Tier I capital (to average assets)	352,371	9.1	155,271	4.0	N/A	N/A
The Bank(2):
Total capital (to risk weighted assets)	$371,833	10.8%	$276,144	8.0%	$345,180	10.0%
Tier 1 capital (to risk weighted assets)	344,423	10.0	207,108	6.0	276,144	8.0
Common equity tier 1 capital	344,423	10.0	155,331	4.5	224,367	6.5
Tier I capital (to average assets)	344,423	9.0	154,946	4.0	193,682	5.0

(1)    The Federal Reserve may require the Company to maintain capital ratios above the required minimums
(2)    The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums
Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  No dividends were paid for the period ended December 31, 2016. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the year ended December 31, 2017.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Level 3 — Inputs that are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. This category includes loans where independent pricing information was not able to be obtained.
The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of the dates set forth aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2017
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial Assets:
Available-for-sale securities	$—	$705,539	$—	$705,539
Correspondent interest rate swaps	—	1,326	—	1,326
Customer interest rate swaps	—	423	—	423
Correspondent interest rate caps	—	75	—	75

Financial Liabilities:
Correspondent interest rate swaps	$—	$448	$—	$448
Customer interest rate swaps	—	1,325	—	1,325
Customer interest rate caps	—	75	—	75

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial Assets:
Available-for-sale securities	$112,881	$161,738	$—	$274,619
Correspondent interest rate swaps	—	698	—	698
Customer interest rate swaps	—	1,307	—	1,307
Correspondent interest rate caps	—	5	—	5

Financial Liabilities:
Correspondent interest rate swaps	$—	$1,389	$—	$1,389
Customer interest rate swaps	—	698	—	698
Customer interest rate caps	—	5	—	5
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
The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	December 31, 2017
	Level 3	Total	Losses for the Year Ended December 31, 2017

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$20,066	$20,066	$5,352
Other real estate owned	802	802	118

	December 31, 2016
	Level 3	Total	Losses for the Year Ended December 31, 2016

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$23,613	$23,613	$21,886
Real estate acquired by foreclosure	1,721	1,721	1,016

GREEN BANCORP, INC. AND SUBSIDIARIES
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
Loans Held-for-Sale — The fair value of government guaranteed and commercial loans held-for-sale is based on commitments from investors or prevailing market prices.
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
Deposit Liabilities — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities in the peer market.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents quantitative information about significant unobservable inputs used in the fair value measurements for Level 3 assets at the date indicated:

	Fair Value at 12/31/2017	Valuation Technique	Unobservable Input	Range (1) (Weighted Average)
	(Dollars in thousands)
Loans held for investment	$3,206,145	Discounted cash flow	Prepayment Speed	0% to 99.59% (28.45%)
			Discount Rates	0% - 11.35% (4.72%)

Real estate acquired by foreclosure	802	Appraisal	Adjustments for comparable properties	8.00%
(1)    Represents range of factors applied to determine fair value.
The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$140,681	$140,681	$—	$—	$140,681
Available-for-sale securities	705,539	—	705,539	—	705,539
Held-to-maturity securities	13,275	—	13,146	—	13,146
Other securities	26,617	26,617	—	—	26,617
Loans held for sale	7,156	—	7,156	—	7,156
Loans held for investment	3,190,485	—	—	3,206,145	3,206,145
Real estate acquired by foreclosure	802	—	—	802	802
Total	$4,084,555	$167,298	$725,841	$3,206,947	$4,100,086

Financial Liabilities:
Deposits	$3,397,143	$—	$3,392,144	$—	$3,392,144
Securities sold under agreements to repurchase	5,173	—	5,173	—	5,173
Other borrowed funds	325,000	—	324,873	—	324,873
Subordinated debentures	47,737	—	45,356	—	45,356
Total	$3,775,053	$—	$3,767,546	$—	$3,767,546

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$389,007	$389,007	$—	$—	$389,007
Available-for-sale securities	274,619	112,881	161,738	—	274,619
Held-to-maturity securities	35,505	—	34,845	—	34,845
Other securities	17,983	17,983	—	—	17,983
Loans held for sale	23,989	24,144	—	—	24,144
Loans held for investment	3,098,220	—	—	3,128,966	3,128,966
Real estate acquired by foreclosure	5,220	—	—	5,220	5,220
Total	$3,844,543	$544,015	$196,583	$3,134,186	$3,874,784

Financial Liabilities:
Deposits	$3,374,700	$—	$3,375,047	$—	$3,375,047
Securities sold under agreements to repurchase	3,493	—	3,493	—	3,493
Other borrowed funds	150,000	—	148,921	—	148,921
Subordinated debentures	47,492	—	47,492	—	47,492
Total	$3,575,685	$—	$3,574,953	$—	$3,574,953
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
GREEN BANCORP, INC.
(Parent Company Only)
CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2017	2016
ASSETS
Cash and due from banks	$734	$4,534
Interest-bearing deposits in financial institutions	208	6,461
Cash and cash equivalents	942	10,995
Investment in Green Bank, N.A.	489,336	422,802
Investment in Patriot Bancshares Capital Trust I and II	666	666
Loans held for sale	—	6,598
Loans held for investment	3,062	26,221
Goodwill	12,673	12,673
Other assets	6,692	1,277
TOTAL	$513,371	$481,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debentures	47,737	47,492
Deferred tax liability, net	1,100	2,907
Other liabilities	$739	$351
Total liabilities	49,576	50,750
SHAREHOLDERS’ EQUITY:
Common stock	373	372
Capital surplus	387,891	382,961
Retained earnings	83,263	49,127
Accumulated other comprehensive income, net	(6,479)	(725)
Less treasury shares, at cost	(1,253)	(1,253)
Total shareholders’ equity	463,795	430,482
TOTAL	$513,371	$481,232

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.
(Parent Company Only)
CONDENSED STATEMENT OF OPERATIONS
(Dollars in thousands)

	For the Years ended December 31,
	2017	2016	2015
INCOME—Interest income	$138	$67	$39
Loss on held-for-sale loans	(138)	—	—
Dividends from bank subsidiary	1,000	—	—
Total income	1,000	67	39
EXPENSE — Subordinated debentures	4,216	1,182	227
Provision for loan losses	10,536	—	—
General and administrative	3,746	2,806	3,293
Total expense	18,498	3,988	3,520
LOSS BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY AND INCOME TAXES	(17,498)	(3,921)	(3,481)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARY, NET OF TAX	44,427	1,577	17,995
INCOME (LOSS) BEFORE INCOME TAXES	26,929	(2,344)	14,514
BENEFIT FOR INCOME TAXES	7,207	1,372	925
NET INCOME (LOSS)	$34,136	$(972)	$15,439

GREEN BANCORP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Years ended December 31,
	2017	2016	2015
NET INCOME (LOSS)	$34,136	$(972)	$15,439
OTHER COMPREHENSIVE INCOME BEFORE TAX:
Change in unrealized (loss) gain on securities available-for-sale	(8,853)	(1,757)	(992)
Total other comprehensive income	(8,853)	(1,757)	(992)
DEFERRED TAX (BENEFIT) EXPENSE RELATED TO OTHER COMPREHENSIVE INCOME (LOSS)	(3,099)	(615)	(347)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5,754)	(1,142)	(645)
COMPREHENSIVE INCOME (LOSS)	$28,382	$(2,114)	$14,794

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GREEN BANCORP, INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Years ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,136	$(972)	$15,439
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Equity in undistributed earnings of subsidiary	(44,427)	(1,577)	(17,995)
Accretion of loan discounts, net	(7)	—	—
Amortization of debt valuation allowance	420	420	105
Amortization of issuance costs for subordinated notes	145	9	—
Provision for loan losses	10,536	—	—
Net loss on loans held-for-sale	138	—	—
Proceeds from sales of held-for-sale loans	12,560	—	—
Deferred income tax expense	(1,074)	(130)	(18)
Increase in other assets, net	(6,148)	(41)	(295)
Increase in other liabilities, net	68	114	146
Net cash used by operating activities	6,347	(2,177)	(2,618)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of loans from subsidiary	—	(32,819)	—
Capital contributed to subsidiary	(12,000)	—	—
Net increase in loans held for investment and held-for-sale	(4,886)	—	—
Net cash and cash equivalents paid in connection with acquisitions	—	—	2,740
Net cash (used by) provided by investing activities	(16,886)	(32,819)	2,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated notes, net	—	33,876	—
Common stock issued in connection with the exercise of stock options	486	3,046	1,534
Purchase of treasury stock	—	(1,253)	—
Net cash provided by financing activities	486	35,669	1,534
NET INCREASE IN CASH AND CASH EQUIVALENTS	(10,053)	673	1,656
CASH AND CASH EQUIVALENTS:
Beginning of year	10,995	10,322	8,666
End of year	$942	$10,995	$10,322

******

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date:	March 15, 2018	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date:	March 15, 2018	/s/ Terry S. Earley
Terry S. Earley
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dated indicated.

	Name	Title	Date

	*	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2018
Manuel J. Mehos

	/s/ Terry S. Earley	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2018
Terry S. Earley

	*	Director	March 15, 2018
Stephen Eisenstein

	*	Director	March 15, 2018
William Don Ellis

	*	Director	March 15, 2018
Steven D. Lerner

	*	Director	March 15, 2018
Scott Schaen

	*	Director	March 15, 2018
Stefanie L. Shelley

	*	Director	March 15, 2018
Alan M. Silberstein

	*	Director	March 15, 2018
Robert B.B. Smith

	*	Director	March 15, 2018
Derek L. Weiss

*By:	/s/ Terry S. Earley
Terry S. Earley Attorney‑in‑Fact