Form 10-Q
period 2018-03-31
Green Bancorp, Inc.
filed 2018-05-10
CIK 1606363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

As of May 7, 2018, there were 34,451,584 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

•	governmental monetary and fiscal policies, including the policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve");

•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;

•
the impact of, and our ability to comply with, formal or informal regulatory actions by federal banking agencies, including any requirements or limitations imposed on us as a result of our confidential supervisory ratings or the results of any regulatory examination;

•	many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;

•	financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations;

•	substantial regulatory limitations on changes of control of bank holding companies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (the "FDIC") insurance and other coverages;

•	systemic risks associated with the soundness of other financial institutions;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission (the "SEC").
Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2017 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Cash and due from banks	$25,818	$26,562
Interest bearing deposits in financial institutions and fed funds sold	116,326	114,119
Total cash and cash equivalents	142,144	140,681
Available-for-sale securities, at fair value	664,045	705,539
Held-to-maturity securities, at amortized cost (fair value of $65,037 and $13,146, respectively)	65,101	13,275
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	11,774	11,702
Federal Home Loan Bank of Dallas stock	14,857	14,915
Other investments	10,860	—
Total securities and other investments	767,303	746,097
Loans held for sale	7,461	7,156
Loans held for investment	3,136,336	3,190,485
Allowance for loan losses	(38,233)	(31,220)
Loans, net	3,105,564	3,166,421
Premises and equipment, net	23,694	24,002
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	8,187	8,503
Accrued interest receivable	11,783	11,109
Deferred tax asset, net	11,893	8,758
Real estate acquired by foreclosure	802	802
Bank owned life insurance	55,682	55,302
Other assets	12,904	14,950
TOTAL ASSETS	$4,225,247	$4,261,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$849,297	$803,210
Interest-bearing transaction and savings	1,337,973	1,331,601
Certificates and other time deposits	1,266,457	1,262,332
Total deposits	3,453,727	3,397,143
Securities sold under agreements to repurchase	4,948	5,173
Other borrowed funds	230,000	325,000
Subordinated debentures and subordinated notes	47,878	47,737
Accrued interest payable	3,631	2,841
Other liabilities	16,185	20,227
Total liabilities	3,756,369	3,798,121
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,412,718 and 37,280,822 shares issued at March 31, 2018 and December 31, 2017, respectively; 37,234,718 and 37,102,822 shares outstanding at March 31, 2018 and December 31, 2017, respectively	374	373
Capital surplus	390,297	387,891
Retained earnings	93,722	83,263
Accumulated other comprehensive income, net	(14,262)	(6,479)
Less treasury stock, at cost, 178,000 shares at both March 31, 2018 and December 31, 2017	(1,253)	(1,253)
Total shareholders’ equity	468,878	463,795
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,225,247	$4,261,916
See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
INTEREST INCOME:
Loans, including fees	$41,799	$36,371
Securities	4,558	2,583
Other investments	300	188
Deposits in financial institutions and fed funds sold	493	409
Total interest income	47,150	39,551
INTEREST EXPENSE:
Transaction and savings deposits	2,464	1,978
Certificates and other time deposits	4,071	3,607
Subordinated debentures and subordinated notes	1,079	1,041
Other borrowed funds	1,294	282
Total interest expense	8,908	6,908
NET INTEREST INCOME	38,242	32,643
PROVISION FOR LOAN LOSSES	9,663	6,145
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,579	26,498
NONINTEREST INCOME:
Customer service fees	2,395	2,266
Loan fees	833	834
(Loss) gain on held-for-sale loans, net	—	(138)
Gain on sale of guaranteed portion of loans, net	941	1,927
Other	989	606
Total noninterest income	5,158	5,495
NONINTEREST EXPENSE:
Salaries and employee benefits	13,601	12,406
Occupancy	2,077	1,997
Professional and regulatory fees	2,261	2,397
Data processing	972	908
Software license and maintenance	716	489
Marketing	176	199
Loan related	47	600
Real estate acquired by foreclosure, net	12	292
Other	2,191	1,551
Total noninterest expense	22,053	20,839
INCOME BEFORE INCOME TAXES	11,684	11,154
PROVISION FOR INCOME TAXES	2,322	3,942
NET INCOME	$9,362	$7,212

EARNINGS PER SHARE:
Basic	$0.25	$0.19
Diluted	$0.25	$0.19

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

NET INCOME	$9,362	$7,212
OTHER COMPREHENSIVE LOSS, BEFORE TAX:
Securities available-for-sale:
Change in unrealized loss on securities available-for-sale	(8,482)	(1,575)
Reclassification of unrealized losses on securities transferred to held-to-maturity	2,188	—
Tax effect	(1,322)	(551)
Other comprehensive loss, net of tax, for securities available for sale	(4,972)	(1,024)
Securities held-to-maturity:
Reclassification of unrealized losses on securities transferred from available-for-sale	(2,188)	—
Amortization of unrealized losses on securities transferred from available-for-sale	19	—
Tax effect	(455)	—
Other comprehensive loss, net of tax, for securities held-to-maturity	(1,714)	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(6,686)	(1,024)
COMPREHENSIVE INCOME	$2,676	$6,188

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total
BALANCE — January 1, 2017	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	—	—	—	7,212	—	—	7,212
Net change in unrealized gains and losses on available-for-sale securities, net of taxes of $551 and reclassification adjustment	—	—	—	—	(1,024)	—	(1,024)
Purchase of treasury stock	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options	205	—	271	—	—	—	271
Stock-based compensation expense	—	—	347	—	—	—	347
BALANCE — March 31, 2017	37,193	$372	$383,579	$56,339	$(1,749)	$(1,253)	$437,288

BALANCE — January 1, 2018	37,103	$373	$387,891	$83,263	$(6,479)	$(1,253)	$463,795
Reclassification upon adoption of new accounting standards(1)	—	—	—	1,097	(1,097)	—	—
Net income	—	—	—	9,362	—	—	9,362
Net change in unrealized gains and losses on available-for-sale securities, net of tax benefits of $1,777 and reclassification adjustment	—	—	—	—	(6,686)	—	(6,686)
Issuance of common stock in connection with exercise of stock options	238	1	1,217	—	—	—	1,218
Stock-based compensation expense	—	—	1,189	—	—	—	1,189
BALANCE — March 31, 2018	37,341	$374	$390,297	$93,722	$(14,262)	$(1,253)	$468,878

(1)	Adoption of Accounting Standards Updates 2018-02 and 2016-01. See Notes 3 and 14 to interim condensed consolidated financial statements for additional information.

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,362	$7,212
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	718	111
Accretion of loan discounts, net	(1,251)	(1,217)
Amortization of deposit premiums	(215)	(349)
Amortization of core deposit intangibles	316	380
Amortization and accretion of borrowing and debt valuation allowance, net	105	105
Amortization of issuance costs of subordinated notes	36	36
Provision for loan losses	9,663	6,145
Depreciation	501	533
Net loss on sale of real estate acquired by foreclosure	—	163
Net loss on loans held-for-sale	—	138
Net gain on sale of guaranteed portion of loans	(941)	(1,927)
Originations of loans held-for-sale	10,361	—
Proceeds from sales of and principal collected on loans held-for-sale	10,997	10,761
Stock-based compensation expense	1,317	535
Deferred tax benefit	(3,135)	(1,987)
Decrease in accrued interest receivable and other assets, net	2,310	4,216
Increase in accrued interest payable and other liabilities, net	(3,380)	(2,218)
Net cash provided by operating activities	36,764	22,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	16,839	15,765
Purchases of available-for-sale securities	(44,961)	(298,454)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	696	1,659
Purchases of held-to-maturity securities	(2,488)	—
Proceeds from sales of guaranteed portion of loans	—	21,959
Proceeds from sales of real estate acquired by foreclosure	—	3,701
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	58	(394)
Purchases of Federal Reserve Bank stock	(72)	(14)
Net increase in loans held for investment	32,028	57,027
Investment in construction of premises and purchases of other fixed assets	(193)	(193)
Net cash provided by (used in) investing activities	1,907	(198,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposit accounts	56,799	41,787
Net decrease (increase) in securities sold under agreements to repurchase	(225)	823
Net proceeds (repayments) of other short-term borrowed funds	(95,000)	—
Proceeds from issuance of common stock due to exercise of stock options	1,218	271
Net cash (used in) provided by financing activities	(37,208)	42,881
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,463	$(133,426)
CASH AND CASH EQUIVALENTS:
Beginning of period	140,681	389,007
End of period	$142,144	$255,581

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$—	$5,270
Transfer of loans to held-for-sale	$—	$4,260

SUPPLEMENTAL INFORMATION:
Interest paid	$8,191	$6,880
Securities transferred from available-for-sale to held-to-maturity	$50,031	$—

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount

	(Amounts in thousands, except per share amounts)
Net income	$9,362		$7,212
Basic:
Weighted average shares outstanding	37,413	$0.25	36,990	$0.19
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	173		248
Total	37,586	$0.25	37,238	$0.19
On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of March 31, 2018, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.

3. RECENT ACCOUNTING STANDARDS
Accounting Standards Updates (“ASU”)
FASB ASU No. 2018-02 - “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments of ASU 2018-02 allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The amendments also require certain disclosures about stranded tax effects. This update will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and the guidance should be applied either in the period of adoption or retrospectively to each period impacted by the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Acts is recognized. The Company early adopted the new guidance in the first quarter of 2018, which resulted in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclass approximately $1.4 million of tax expense from accumulated other comprehensive loss to retained earnings. This reclassification is presented in the condensed consolidated statement of changes in shareholders equity for the period ended March 31, 2018.

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
MARCH 31, 2018
(Unaudited)

The early adoption did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

FASB ASU No. 2017-09 —  “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting.” Issued in May 2017, ASU 2017-09 clarifies when changes to terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the fair value of the award, (ii) the vesting conditions of the award, and (iii) the classification of the award as either an equity or liability instrument. ASU 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The guidance requires companies to apply the requirements prospectively to awards modified on or after the adoption date. ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU No.  2017-01 — “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended applications of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 became effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.

FASB ASU No. 2016-18 — “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 became effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements.
FASB ASU No. 2016-15 — "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 is intended to reduce the diversity in practice around how certain transactions are classified within the statement of cash flows. ASU 2016-15 provides classification guidance on certain cash receipts and cash payments, including, but not limited to, debt prepayment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of bank-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 became effective for the Company on January 1, 2018, and did not have a material impact on the Company’s consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

FASB ASU No. 2016-13 —"Financial Instruments - Credit Losses (Topic 326)" ASU 2016-13 requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. ASU 2016-13 will be effective for the Company on January 1, 2020. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently evaluating the potential impact of ASU 2016-13 on the Company’s consolidated financial statements.
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
FASB ASU No. 2016-01 — “Financial Instruments─Overall (Subtopic 825-10)– Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 became effective for the Company beginning January 1, 2018, and did not have a material impact on the Company’s consolidated financial statements.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

FASB ASU No. 2014-09 — “Revenue from Contracts with Customers (Topic 606)”. ASU 2014-09 is a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance under GAAP and is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 establishes a five-step model which entities must follow to recognize revenue and removes inconsistencies and weaknesses in existing guidance. The Company’s primary sources of revenue are comprised of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. The Company adopted ASU 2014-09, effective January 1, 2018, and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures. See below for additional information related to revenue generated from contracts with customers.
Revenue Recognition
Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or-transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Gains/losses on the sale of other real estate owned - generally recognized when the performance obligation is complete which is typically at delivery of control over the property to the buyer at the time of each real estate closing.

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
5. CASH AND CASH EQUIVALENTS
The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amount of $79.3 million and $76.0 million at March 31, 2018 and December 31, 2017, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

6. SECURITIES
The amortized cost and fair value of securities as of the dates set forth were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$101,415	$95	$(1,567)	$99,943
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	259,767	360	(5,539)	254,588
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,920	—	(1,371)	64,549
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	203,156	20	(6,292)	196,884
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,068	—	(1,049)	35,019
Corporate debt securities	12,790	35	—	12,825
Obligations of municipal subdivisions	236	1	—	237
Total	$679,352	$511	$(15,818)	$664,045

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,679	$44	$(335)	$10,388
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	—	—	2,488
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	45,735	209	(28)	45,916
Obligations of municipal subdivisions	6,199	46	—	6,245
Total	$65,101	$299	$(363)	$65,037

Securities with fair value of $50.0 million were transferred from available-for-sale to held-to-maturity classification during the quarter ended March 31, 2018. The related unrealized loss of $2.2 million remained in accumulated other comprehensive income and will be amortized over the remaining term of the securities.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$104,111	$129	$(948)	$103,292
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	250,580	297	(1,701)	249,176
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	—	(500)	65,486
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	234,881	—	(6,434)	228,447
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	—	(472)	35,679
Corporate debt securities	5,789	5	—	5,794
Obligations of municipal subdivisions	6,672	—	(45)	6,627
CRA qualified investment fund	11,337	—	(299)	11,038
Total	$715,507	$431	$(10,399)	$705,539

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,841	$61	$(170)	$10,732
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	—	(20)	2,414
Total	$13,275	$61	$(190)	$13,146
Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	March 31, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,790	$1,790	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4,236	4,237	—	—
Due after ten years	7,000	7,035	6,199	6,245
	13,026	13,062	6,199	6,245

Mortgage-backed securities and collateralized mortgage obligations	564,911	551,040	58,902	58,792
SBA guaranteed securities	101,415	99,943	—	—
Total	$679,352	$664,045	$65,101	$65,037

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

There were no sales of securities classified as available-for-sale during the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2018, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2018, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of March 31, 2018.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	March 31, 2018
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$80,381	$(1,567)	$78,814	$—	$—	$—
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	232,454	(5,489)	226,965	3,814	(50)	3,764
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,920	(1,371)	64,549	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	92,664	(2,436)	90,228	105,538	(3,856)	101,682
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,068	(1,049)	35,019	—	—	—
Total	$507,487	$(11,912)	$495,575	$109,352	$(3,906)	$105,446

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$2,777	$(45)	$2,732	$6,221	$(290)	$5,931
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,284	(28)	2,256	—	—	—
Total	$5,061	$(73)	$4,988	$6,221	$(290)	$5,931

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	December 31, 2017
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$76,603	$(948)	$75,655	$—	$—	$—
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	192,105	(1,608)	190,497	9,152	(93)	9,059
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	(500)	65,486	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	210,034	(6,183)	203,851	9,037	(251)	8,786
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	(472)	35,679	—	—	—
Obligations of municipal subdivisions	6,436	(45)	6,391	—	—	—
CRA qualified investment fund	—	—	—	11,337	(299)	11,038
Total	$587,315	$(9,756)	$577,559	$29,526	$(643)	$28,883

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$1,086	$(9)	$1,077	$6,265	$(161)	$6,104
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	(20)	2,414	—	—	—
Total	$3,520	$(29)	$3,491	$6,265	$(161)	$6,104

The average loss on securities in an unrealized loss position was 2.58% and 1.69% of the amortized cost basis at March 31, 2018 and December 31, 2017, respectively. There were eighteen securities in an unrealized loss position of greater than 12 months at both March 31, 2018 and December 31, 2017.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at March 31, 2018 or December 31, 2017.

Securities with an amortized cost of $6.1 million and $6.3 million and fair value of $6.0 million and $6.3 million were pledged and available to be sold under repurchase agreements at March 31, 2018 and December 31, 2017, respectively. Securities with an amortized cost of $73.9 million and $55.7 million and fair value of $72.9 million and $55.5 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at March 31, 2018 and December 31, 2017, respectively. In addition, securities with an amortized cost of $3.4 million and $3.4 million and fair value of $3.2 million and $3.3 million were pledged as collateral for the Company’s derivative instruments at March 31, 2018 and December 31, 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

7. LOANS
The loan portfolio classified by type and class as of the dates set forth were as follows:

	March 31, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$991,125	$47,590	$1,038,715
Mortgage warehouse	185,849	—	185,849
Real estate:
Owner occupied commercial real estate	352,138	83,228	435,366
Commercial real estate	861,687	207,145	1,068,832
Construction, land & land development	122,274	26,458	148,732
Residential mortgage	156,255	86,274	242,529
Consumer and other	15,399	914	16,313
Total loans held for investment	$2,684,727	$451,609	$3,136,336

Total loans held for sale	$7,461	$—	$7,461

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$1,002,797	$63,469	$1,066,266
Mortgage warehouse	220,230	—	220,230
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230
Commercial real estate	823,361	244,418	1,067,779
Construction, land & land development	136,998	27,954	164,952
Residential mortgage	149,021	89,559	238,580
Consumer and other	16,178	1,270	17,448
Total loans held for investment	$2,676,491	$513,994	$3,190,485

Total loans held for sale	$7,156	$—	$7,156
The loan portfolio is comprised of four types, commercial and industrial loans, mortgage warehouse, real estate loans and consumer and other loans. The real estate loans are further segregated into owner occupied commercial real estate, commercial real estate, which includes multi-family loans, construction, land and land development, which includes both commercial construction and loans for the construction of residential properties and residential mortgage, which includes first and second liens and home equity lines.  Consumer and other loans includes various types of loans to consumers and overdrafts.  Loans are further separated between loans originated by the Company and loans acquired.
Included in the loans held for investment balance was $13.7 million and $13.6 million of net deferred loan origination fees and unamortized premium and discount at March 31, 2018 and December 31, 2017, respectively. Also included in loans at March 31, 2018 and December 31, 2017 was $741 thousand and $1.4 million, respectively, in nonaccretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $9.2 million and $8.8 million at March 31, 2018 and December 31, 2017, respectively. Consumer and other loans include overdrafts of $80 thousand and $48 thousand as of March 31, 2018 and December 31, 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The loan portfolio consists of various types of loans made to borrowers principally located in the Houston and Dallas metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions, including conditions affecting the energy industry. The risks created by this geographic concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. The Company does not have any significant concentration to any one industry or customer. As of March 31, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Reserved-based energy loans outstanding represented approximately 0.6% of total funded loans as of both March 31, 2018 and December 31, 2017.  Energy-related service industry loans represented approximately 1.0% and 1.1% of total funded loans as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018, and December 31, 2017, $17.4 million and $19.2 million of reserved-based energy loans and $17.4 million and $17.5 million of energy-related service industry loans were impaired, respectively.
Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	March 31, 2018
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial & industrial	$379,735	$591,714	$67,266	$1,038,715
Mortgage warehouse	60,153	125,696	—	185,849
Real estate:
Owner occupied commercial real estate	22,806	166,466	246,094	435,366
Commercial real estate	222,084	617,481	229,267	1,068,832
Construction, land & land development	43,196	80,257	25,279	148,732
Residential mortgage	12,555	51,659	178,315	242,529
Consumer and Other	6,180	2,084	8,049	16,313
Total loans held for investment	$746,709	$1,635,357	$754,270	$3,136,336

Fixed rate	$146,451	$399,363	$95,986	$641,800
Adjustable rate(1)	600,258	1,235,994	658,284	2,494,536
Total loans held for investment	$746,709	$1,635,357	$754,270	$3,136,336

(1)	Includes all adjustable rate loans irrespective of the time period to next interest rate reset.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

An analysis of activity with respect to these related-party loans for the three months ended March 31, 2018 and the year ended December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Beginning balance	$—	$5,813
Advances	—	—
Repayments	—	(5,813)
Ending Balance	$—	$—
Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Credit impaired acquired loans:
Outstanding principal balance	$13,693	$18,498
Recorded investment	11,702	15,965
Discount, net	$1,991	$2,533

Other acquired loans:
Outstanding principal balance	441,459	499,939
Deferred fees, net	(48)	(72)
Recorded investment	439,907	498,029
Discount, net	$1,504	$1,838

Total acquired loans:
Outstanding principal balance	455,152	518,437
Deferred fees, net	(48)	(72)
Recorded investment	451,609	513,994
Discount, net	$3,495	$4,371
Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Three Months Ended March 31,
	2018	2017

	(Dollars in thousands)
Balance at beginning of period	$1,125	$2,544
Reclassifications from non-accretable discount	668	263
Accretion	(543)	(403)
Balance at period end	$1,250	$2,404
Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications between nonaccretable discount and accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.
The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	March 31, 2018
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$6,699	$—	$6,699	$53,443	$—	$930,983	$991,125
Mortgage warehouse	—	—	—	—	—	185,849	185,849
Real estate:
Owner occupied commercial real estate	17,703	570	18,273	—	—	333,865	352,138
Commercial real estate	11,116	3,110	14,226	185	—	847,276	861,687
Construction, land & land development	2,495	—	2,495	3,415	—	116,364	122,274
Residential mortgage	4,310	—	4,310	3,089	—	148,856	156,255
Consumer and other	283	—	283	47	—	15,069	15,399
Total originated loans	$42,606	$3,680	$46,286	$60,179	$—	$2,578,262	$2,684,727

Acquired Loans
Commercial & industrial	$49	$935	$984	$1,853	$2,161	$42,592	$47,590
Real estate:
Owner occupied commercial real estate	173	233	406	1,779	3,751	77,292	83,228
Commercial real estate	2,317	475	2,792	112	3,611	200,630	207,145
Construction, land & land development	—	—	—	709	—	25,749	26,458
Residential mortgage	2,431	89	2,520	16	2,179	81,559	86,274
Consumer and other	—	—	—	215	—	699	914
Total acquired loans	$4,970	$1,732	$6,702	$4,684	$11,702	$428,521	$451,609
Total loans held for investment	$47,576	$5,412	$52,988	$64,863	$11,702	$3,006,783	$3,136,336

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	December 31, 2017
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$15,917	$242	$16,159	$45,413	$—	$941,225	$1,002,797
Mortgage warehouse	—	—	—	—	—	220,230	220,230
Real estate:
Owner occupied commercial real estate	1,109	—	1,109	—	—	326,797	327,906
Commercial real estate	16,250	—	16,250	—	—	807,111	823,361
Construction, land & land development	2,255	133	2,388	3,287	—	131,323	136,998
Residential mortgage	1,311	—	1,311	3,111	—	144,599	149,021
Consumer and other	127	—	127	49	—	16,002	16,178
Total originated loans	$36,969	$375	$37,344	$51,860	$—	$2,587,287	$2,676,491

Acquired Loans
Commercial & industrial	$—	$—	$—	$1,901	$3,237	$58,331	$63,469
Real estate:
Owner occupied commercial real estate	233	—	233	1,886	4,062	81,143	87,324
Commercial real estate	1,885	—	1,885	312	6,437	235,784	244,418
Construction, land & land development	204	—	204	714	—	27,036	27,954
Residential mortgage	804	—	804	454	2,229	86,072	89,559
Consumer and other	—	—	—	211	—	1,059	1,270
Total acquired loans	3,126	—	3,126	5,478	15,965	489,425	513,994
Total loans held for investment	$40,095	$375	$40,470	$57,338	$15,965	$3,076,712	$3,190,485
Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	March 31, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$52,156	$3,409	$55,565
Accruing loans past due 90 days or more	3,680	1,732	5,412
Restructured loans - nonaccrual	8,023	1,275	9,298
Restructured loans - accruing	4,360	9,263	13,623
Total nonperforming loans	$68,219	$15,679	$83,898

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans	$56,490	$14,316	$70,806

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Impaired loans of $64.9 million and $57.3 million at March 31, 2018 and December 31, 2017 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended March 31, 2018 and 2017 was approximately $1.2 million and $5.4 million, respectively.
Based on an analysis of impaired loans at March 31, 2018 and December 31, 2017, an allowance of $14.5 million and $5.7 million, respectively, was allocated to impaired loans. The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$52,510	$61	$37,834	$8
Mortgage warehouse	—	—	—	—
Owner occupied commercial real estate	—	—	—	—
Commercial real estate	186	—	5,512	—
Construction, land & land development	3,404	—	—	—
Residential mortgage	3,097	—	2,658	6
Consumer and other	54	—	210	1
Total originated loans	$59,251	$61	$46,214	$15

Acquired Loans
Commercial & industrial	$10,924	$123	$29,324	$139
Owner occupied commercial real estate	1,791	—	8,873	—
Commercial real estate	115	3	1,971	—
Construction, land & land development	711	—	1,096	—
Residential mortgage	307	—	1,436	—
Consumer and other	212	—	74	—
Total acquired loans	$14,060	$126	$42,774	$139
Total	$73,311	$187	$88,988	$154

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	March 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
Originated Loans
With no related allowance recorded:
Commercial & industrial	$19,229	$19,408	$—
Commercial real estate	185	185	—
Construction, land & land development	111	111	—
Residential mortgage	3,089	3,089	—
Consumer and other	3	3	—
Total with no related allowance recorded:	$22,617	$22,796	$—

With an allowance recorded:
Commercial & industrial	$38,570	$38,707	$13,460
Construction, land & land development	3,305	3,305	402
Consumer and other	47	47	30
Total with an allowance recorded:	$41,922	$42,059	$13,892
Total originated loans	$64,539	$64,855	$13,892

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$11,080	$11,080	$—
Owner occupied commercial real estate	1,068	1,078	—
Commercial real estate	112	112	—
Construction, land & land development	709	710	—
Residential mortgage	16	16	—
Consumer and other	207	202	—
Total with no related allowance recorded:	$13,192	$13,198	$—

With an allowance recorded:
Commercial & industrial	$36	$36	$36
Owner occupied commercial real estate	710	725	513
Consumer and other	9	9	9
Total with an allowance recorded:	$755	$770	$558
Total acquired loans	$13,947	$13,968	$558

Total:
Commercial & industrial	$68,915	$69,231	$13,496
Real estate	9,305	9,331	915
Consumer and other	266	261	39
Total	$78,486	$78,823	$14,450

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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
MARCH 31, 2018
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	March 31, 2018
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$854,869	$46,230	$20,733	$15,850	$53,443	$—	$—	$991,125
Mortgage Warehouse	185,849	—	—	—	—	—	—	185,849
Owner Occupied Commercial Real Estate	335,487	7,791	4,492	4,368	—	—	—	352,138
Commercial Real Estate	735,733	56,233	40,960	28,576	185	—	—	861,687
Construction & Land Development	107,957	—	1,357	9,545	3,415	—	—	122,274
Residential Mortgage	151,273	1,026	—	867	3,089	—	—	156,255
Other Consumer	15,348	—	—	4	47	—	—	15,399
Total originated loans	$2,386,516	$111,280	$67,542	$59,210	$60,179	$—	$—	$2,684,727
Acquired Loans
Commercial & Industrial	$22,725	$6,371	$7,960	$6,520	$1,853	$—	$2,161	$47,590
Owner Occupied Commercial Real Estate	70,015	7,401	—	282	1,779	—	3,751	83,228
Commercial Real Estate	145,492	30,676	26,984	270	112	—	3,611	207,145
Construction & Land Development	13,107	12,087	—	555	709	—	—	26,458
Residential Mortgage	83,118	294	200	467	16	—	2,179	86,274
Other Consumer	699	—	—	—	215	—	—	914
Total acquired loans	$335,156	$56,829	$35,144	$8,094	$4,684	$—	$11,702	$451,609
Total loans	$2,721,672	$168,109	$102,686	$67,304	$64,863	$—	$11,702	$3,136,336

	December 31, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$889,709	$22,648	$5,605	$39,422	$45,413	$—	$—	$1,002,797
Mortgage Warehouse	220,230	—	—	—	—	—	—	220,230
Owner Occupied Commercial Real Estate	314,497	3,096	7,658	2,655	—	—	—	327,906
Commercial Real Estate	681,691	45,149	85,431	11,090	—	—	—	823,361
Construction & Land Development	121,893	970	—	10,848	3,287	—	—	136,998
Residential Mortgage	138,239	6,529	—	1,142	3,111	—	—	149,021
Other Consumer	16,113	2	—	14	49	—	—	16,178
Total originated loans	$2,382,372	$78,394	$98,694	$65,171	$51,860	$—	$—	$2,676,491
Acquired Loans
Commercial & Industrial	$38,000	$3,172	$11,101	$6,058	$1,901	$—	$3,237	$63,469
Owner Occupied Commercial Real Estate	72,592	8,499	—	285	1,886	—	4,062	87,324
Commercial Real Estate	173,765	43,775	20,129	—	312	—	6,437	244,418
Construction & Land Development	14,549	12,136	—	555	714	—	—	27,954
Residential Mortgage	85,461	1,023	202	190	454	—	2,229	89,559
Other Consumer	1,059	—	—	—	211	—	—	1,270
Total acquired loans	$385,426	$68,605	$31,432	$7,088	$5,478	$—	$15,965	$513,994
Total loans	$2,767,798	$146,999	$130,126	$72,259	$57,338	$—	$15,965	$3,190,485

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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

Troubled debt restructurings identified during the periods indicated were as follows:

	Three Months Ended
	March 31, 2018			March 31, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment

	(Dollars in thousands)
Consumer and other	—	—	—	1	$208	$214
Total	—	$—	$—	1	$208	$214

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the three months ended March 31, 2018, the Company did not add any new troubled debt restructuring.  For the three months ended March 31, 2017, the Company added $208 thousand in new troubled debt restructuring and $214 thousand was outstanding on March 31, 2017.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $2.6 million related to $22.9 million of these loans at March 31, 2018.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES
An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance December 31, 2017	Provision	Charge-offs	Recoveries	Balance March 31, 2018

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$16,654	$9,156	$(2,699)	$2	$23,113
Owner occupied commercial real estate	2,748	123	—	—	2,871
Commercial real estate	7,738	28	—	—	7,766
Construction, land & land development	1,481	(20)	—	—	1,461
Residential mortgage	1,136	21	—	2	1,159
Consumer and other	221	(93)	(10)	47	165
Total originated loans	$29,978	$9,215	$(2,709)	$51	$36,535

Acquired Loans
Commercial & industrial	$35	$1	$—	$6	$42
Owner occupied commercial real estate	—	513	—	—	513
Commercial real estate	658	(86)	—	2	574
Construction, land & land development	—	20	—	—	20
Residential mortgage	542	(16)	—	13	539
Consumer and other	7	16	(14)	1	10
Total acquired loans	$1,242	$448	$(14)	$22	$1,698
Total	$31,220	$9,663	$(2,723)	$73	$38,233

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance March 31, 2017

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$9,491	$6,234	$(1,135)	$565	$15,155
Owner occupied commercial real estate	2,609	154	—	—	2,763
Commercial real estate	8,576	(229)	—	—	8,347
Construction, land & land development	1,852	(316)	—	—	1,536
Residential mortgage	1,134	(40)	—	25	1,119
Consumer and other	193	(112)	(8)	118	191
Total originated loans	$23,855	$5,691	$(1,143)	$708	$29,111

Acquired Loans
Commercial & industrial	$1,260	$(517)	$(177)	$20	$586
Owner occupied commercial real estate	—	1,060	—	4	1,064
Commercial real estate	437	(97)	—	—	340
Construction, land & land development	115	(85)	(95)	74	9
Residential mortgage	685	(106)	—	32	611
Consumer and other	12	199	—	4	215
Total acquired loans	$2,509	$454	$(272)	$134	$2,825
Total	$26,364	$6,145	$(1,415)	$842	$31,936

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	March 31, 2018
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,119,174	$57,800	$—	$1,176,974	$9,653	$13,460	$—	$23,113
Owner occupied commercial real estate	352,138	—	—	352,138	2,871	—	—	2,871
Commercial real estate	861,502	185	—	861,687	7,766	—	—	7,766
Construction, land & land development	118,859	3,415	—	122,274	1,059	402	—	1,461
Residential mortgage	153,167	3,088	—	156,255	1,159	—	—	1,159
Consumer and other	15,348	51	—	15,399	135	30	—	165
Total originated loans	$2,620,188	$64,539	$—	$2,684,727	$22,643	$13,892	$—	$36,535

Acquired Loans
Commercial & industrial	$34,313	$11,116	$2,161	$47,590	$6	$36	$—	$42
Owner occupied commercial real estate	77,698	1,779	3,751	83,228	—	513	—	513
Commercial real estate	203,422	112	3,611	207,145	574	—	—	574
Construction, land & land development	25,749	709	—	26,458	20	—	—	20
Residential mortgage	84,079	16	2,179	86,274	441	—	98	539
Consumer and other	699	215	—	914	1	9	—	10
Total acquired loans	$425,960	$13,947	$11,702	$451,609	$1,042	$558	$98	$1,698
Total	$3,046,148	$78,486	$11,702	$3,136,336	$23,685	$14,450	$98	$38,233

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	December 31, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,173,371	$49,656	$—	$1,223,027	$11,245	$5,409	$—	$16,654
Owner occupied commercial real estate	327,906	—	—	327,906	2,748	—	—	2,748
Commercial real estate	823,361	—	—	823,361	7,738	—	—	7,738
Construction, land & land development	133,711	3,287	—	136,998	1,257	224	—	1,481
Residential mortgage	145,910	3,111	—	149,021	1,136	—	—	1,136
Consumer and other	16,116	62	—	16,178	191	30	—	221
Total originated loans	$2,620,375	$56,116	$—	$2,676,491	$24,315	$5,663	$—	$29,978

Acquired Loans
Commercial & industrial	$49,494	$10,738	$3,237	$63,469	$35	$—	$—	$35
Owner occupied commercial real estate	81,376	1,886	4,062	87,324	—	—	—	—
Commercial real estate	237,669	312	6,437	244,418	658	—	—	658
Construction, land & land development	27,240	714	—	27,954	—	—	—	—
Residential mortgage	86,876	454	2,229	89,559	467	—	75	542
Consumer and other	1,059	211	—	1,270	3	4	—	7
Total acquired loans	$483,714	$14,315	$15,965	$513,994	$1,163	$4	$75	$1,242
Total	$3,104,089	$70,431	$15,965	$3,190,485	$25,478	$5,667	$75	$31,220

	March 31, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$849,529	$40,319	$—	$889,848	$9,041	$6,114	$—	$15,155
Owner occupied commercial real estate	292,413	—	—	292,413	2,763	—	—	2,763
Commercial real estate	807,005	2,021	—	809,026	8,347	—	—	8,347
Construction, land & land development	151,114	—	—	151,114	1,536	—	—	1,536
Residential mortgage	128,185	2,614	—	130,799	1,119	—	—	1,119
Consumer and other	8,803	208	—	9,011	71	120	—	191
Total originated loans	$2,237,049	$45,162	$—	$2,282,211	$22,877	$6,234	$—	$29,111

Acquired Loans
Commercial & industrial	$97,312	$22,017	$3,805	$123,134	$—	$586	$—	$586
Owner occupied commercial real estate	109,193	8,743	5,246	123,182	—	1,064	—	1,064
Commercial real estate	307,394	1,912	10,699	320,005	340	—	—	340
Construction, land & land development	49,478	1,336	18	50,832	9	—	—	9
Residential mortgage	107,036	1,296	2,708	111,040	594	—	17	611
Consumer and other	1,655	216	—	1,871	7	208	—	215
Total acquired loans	$672,068	$35,520	$22,476	$730,064	$950	$1,858	$17	$2,825
Total	$2,909,117	$80,682	$22,476	$3,012,275	$23,827	$8,092	$17	$31,936

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

9. PREMISES AND EQUIPMENT
Premises and equipment as of the dates indicated are summarized as follows:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Land	$7,660	$7,660
Buildings and improvements	23,663	23,598
Furniture, fixtures and equipment	10,612	10,484
	41,935	41,742
Less accumulated depreciation	(18,241)	(17,740)
Total	$23,694	$24,002
Depreciation of premises and equipment totaled $501 thousand and $533 thousand for the three months ended March 31, 2018 and 2017, respectively.
10. GOODWILL AND CORE DEPOSIT INTANGIBLES
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
The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At March 31, 2018 and December 31, 2017, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of October 31, 2017.  Subsequent to the date of the test, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles

	(Dollars in thousands)
Balance - December 31, 2016	$85,291	$9,975
Less - amortization	—	(1,472)
Balance - December 31, 2017	$85,291	$8,503
Less amortization	—	(316)
Balance - March 31, 2018	$85,291	$8,187

Amortization of core deposit intangibles was $316 thousand and $380 thousand for the three months ended March 31, 2018 and 2017, respectively.

The Company initially records the total premium paid on acquisitions as goodwill.  After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet.  This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.  The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1)twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of March 31, 2018 is as follows (dollars in thousands):

2018	$879
2019	1,080
2020	993
2021	905
2022	818
Thereafter	3,512
Total	$8,187
11. DEPOSITS
Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
2018	$688,454	$889,231
2019	416,153	247,595
2020	111,149	83,005
2021	16,740	13,922
2022	27,641	28,579
Thereafter	6,320	—
Total	$1,266,457	$1,262,332

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at March 31, 2018 and December 31, 2017, were $549.3 million and $482.0 million, respectively.

The Company had $148.0 million and $123.4 million in brokered time deposits at March 31, 2018 and December 31, 2017, respectively.  At March 31, 2018, the Company also had $75.0 million in brokered interest-bearing transaction accounts and $55.4 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 8.1% and 4.7% of total deposits at March 31, 2018 and December 31, 2017, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS
Other borrowed funds as of the dates indicated were as follows:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Federal Home Loan Bank advances	230,000	$325,000
Repurchase agreements	4,948	5,173
Total	$234,948	$330,173
Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At March 31, 2018 and December 31, 2017, total unused borrowing capacity of $1.0 billion and $948.2 million, respectively, was available under this arrangement. At March 31, 2018, $230.0 million was outstanding with an average interest rate of 1.89% and all of the Company’s FHLB advances will mature within one year. At December 31, 2017, $325.0 million was outstanding with an average interest rate of 1.41% and all of the Company’s FHLB advances will mature within one year. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity increased due to purchases of securities. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.
Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its liquidity risk management program. At March 31, 2018 and December 31, 2017, $496.3 million and $384.5 million, respectively, were available under this arrangement and no borrowings were outstanding.
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
Federal Funds Purchased  — The Company has available federal funds lines of credit with its correspondent banks. As of March 31, 2018 and December 31, 2017, there were no federal funds purchased outstanding.
13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at March 31, 2018, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.3 million at March 31, 2018. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
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
A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding as of the dates indicated were as follows:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,255)	(1,291)
Total subordinated notes	$33,745	$33,709
Subordinated Debentures Trust Preferred Securities — At March 31, 2018, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $8.0 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at March 31, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of March 31, 2018 was 2.321%.

(2)	All debentures are callable five years from issuance date.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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
14. INCOME TAXES
Income tax expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017

	(Dollars in thousands)
Income tax expense (benefit) for the period	$2,322	$3,942
Effective Tax Rate	19.9%	35.3%
Effective January 1, 2018, the federal statutory corporate income tax rates was reduced from 35% to 21% pursuant to the Tax Cuts and Jobs Act described below.
The effective tax rates differ from the statutory federal tax rates of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, largely due to the nontaxable earnings on bank owned life insurance, tax exempt interest income earned on certain investment securities and loans and excess tax benefits on exercised stock options and vested restricted stock units, less state tax expense, net of federal effect, and other non-deductible expenses.
Net deferred tax assets totaled $11.9 million and $8.8 million at March 31, 2018 and December 31, 2017, respectively. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
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
The Company completed its accounting under ASU 740, Income Taxes, for all material deferred tax assets and liabilities during the quarter ended December 31, 2017. Provisional amounts were recorded for certain immaterial items including Schedules K-1 from CRA related partnership investments. As a result of the revaluation, we recorded $5.8 million in income tax expense for 2017. Material adjustment to provisional amounts are not expected.
During the three months ended March 31, 2018, the Company elected early adoption of the provisions of ASU 2018-02, which allowed the Company to reclassify the affects of the statutory tax rate change on items within accumulated other comprehensive income to retained earnings. This reclassification, which reduced other comprehensive income and increased retained earnings by $1.4 million, related entirely to unrealized gains and losses on available-for-sale securities.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

15. EMPLOYEE BENEFITS
Equity Incentive Plans — The 2014 Omnibus Equity Incentive Plan (the “2014 Plan”) was approved by the Company’s Board of Directors and shareholders on July 28, 2014 and became effective immediately prior to the initial public offering on August 7, 2014.  A total of 1,273,838 shares of common stock were reserved for issuance under the 2014 Plan, which permits the grant of incentive stock options, within the meaning of Section 422 of the IRS Code, to the Company’s employees, and the grant of non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other forms of equity-based awards to the Company’s employees, directors, consultants and independent contractors.  The 2014 Plan is administered by the Compensation Committee of the Board of Directors, who may select which eligible participants receive awards, the types of awards to be granted, the purchase price, if any, to be paid for shares covered by the awards and the vesting, forfeiture, cancellation and other terms and conditions of the awards.
During the period from December 29, 2017 through January 23, 2018, the Compensation Committee restructured performance options under the 2010 Option Plan in order to more appropriately align the incentives of the grantees with the success of the Company. As a part of this restructuring, 256,242 outstanding performance options under the 2010 Option Plan were vested and 586,119 outstanding performance options under the 2010 Option Plan were cancelled and new grants of time-based and performance based restricted stock units or "RSUs" were granted under the 2014 Plan. As of March 30, 2018, 3,393 shares were available for future grant under the 2014 Plan. On April 3, 2018, our Board approved an amendment to the 2014 Plan, subject to shareholder approval at the annual meeting of shareholders to be held May 23, 2018, to increase the number of shares reserved for issuance under the 2014 Plan by 650,000 shares.
Stock Options. At March 31, 2018 and December 31, 2017 there were 421,003 and 428,168 time based options outstanding under the 2014 Plan, respectively.
Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At March 31, 2018 and December 31, 2017, there were 634,419 and 322,875 restricted stock units outstanding under the 2014 Plan, respectively.  In addition, at March 31, 2018, there were 207,859 performance-based restricted stock units outstanding.
The Company has two additional stock options plans, both of which are frozen to further issuance.
The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At March 31, 2018 there were 294,073 time based options, 243,172 performance options and 308,054 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2017 there were 367,213 time based options, 992,864 performance options and 308,054 super-performance options outstanding under the 2010 Option Plan.
The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At March 31, 2018 and December 31, 2017, there were 47,500 and 87,500 options outstanding under the 2006 Option Plan, respectively.
For the three months ended March 31, 2018 and 2017, $442 thousand and $137 thousand of stock based compensation expense was recorded for the stock options, respectively. Total restricted stock units compensation expense was $747 thousand and $210 thousand for the three months ended March 31, 2018 and 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of March 31, 2018 and December 31, 2017, there were 55,500 and 63,000 units outstanding under the SAR Plan, respectively.
For the three months ended March 31, 2018 and 2017, $128 thousand and $188 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.
Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law.
The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended March 31, 2018 and 2017, were $372 thousand and $356 thousand, respectively.
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

	March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$925,088	$296,857	$44,512	$—	$1,266,457
Federal Home Loan Bank advances	232,012	—	—	—	232,012
Subordinated debentures and subordinated notes	4,727	3,859	7,726	85,396	101,708
Operating leases	1,859	2,712	1,849	2,702	9,122
Total	$1,163,686	$303,428	$54,087	$88,098	$1,609,299
Payments for the FHLB advances include interest of $2.0 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $44.5 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at March 31, 2018.  Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Leases — A summary as of March 31, 2018, of the Company’s noncancelable future operating lease commitments (in thousands):

2018	$1,448
2019	1,610
2020	1,237
2021	1,099
2022	817
Thereafter	2,911
Total	$9,122
The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $594 thousand and $580 thousand for the three months ended March 31, 2018 and 2017, respectively.
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
The following is a summary of the various financial instruments outstanding as of the date set forth:

	March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$278,358	$201,172	$55,542	$87,211	$622,283
Standby and commercial letters of credit	10,581	474	100	640	11,795
Total	$288,939	$201,646	$55,642	$87,851	$634,078
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
MARCH 31, 2018
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
The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	March 31, 2018
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$188,408	4.38 - 6.94%	LIBOR 1 month + 2.75% - 4.25%	Wtd. Avg. 3.4 years	$1,816
Interest rate caps and collars	$37,248	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.4years	$150

Correspondent interest rate swap:
Interest rate swaps - receive fixed/pay floating	$188,408	4.38 - 6.94%	LIBOR 1 month + 2.75% - 4.25%	Wtd. Avg. 3.4 years	$(1,882)
Interest rate caps and collars	$37,248	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.4 years	$(150)

	December 31, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$880
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$75

Correspondent interest rate swap:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$(901)
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$(75)

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The estimated fair values of non-hedging derivative instruments are reflected within Company’s consolidated balance sheet (included in other assets and other liabilities) on a net basis when a right of offset exits, based on transactions with a single counterparty that are subject to a legally enforceable master netting agreement. The notional amounts and estimated fair values of the non-hedging derivative instruments by classification as the dates set forth were as follows:

	March 31, 2018			December 31, 2017
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Correspondent counterparty:
Interest rate swaps	$188,408	$2,309	$493	$173,304	$1,326	$448
Interest rate caps and collars	37,248	150	—	37,466	75	—
Customer counterparty:
Interest rate swaps	188,408	417	2,298	173,304	423	1,325
Interest rate caps and collars	37,248	—	150	37,466	—	75
Gross derivatives		2,876	2,941		1,824	1,848
Offsetting derivatives assets/liabilities		(240)	(240)		(369)	(369)
Net derivatives included in the consolidated balance sheets		$2,636	$2,701		$1,455	$1,479
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
Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer, composed entirely of CET 1, is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2018 and December 31, 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.
The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	March 31, 2018
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$474,995	13.3%	$286,384	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	402,297	11.2	214,788	6.0	N/A	N/A
Common equity tier 1 capital	388,830	10.9	161,091	4.5	N/A	N/A
Tier I capital (to average assets)	402,297	9.8	164,806	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$465,175	13.0%	$286,031	8.0%	$357,539	10.0%
Tier 1 capital (to risk weighted assets)	427,882	12.0	214,523	6.0	286,031	8.0
Common equity tier 1 capital	427,882	12.0	160,892	4.5	232,400	6.5
Tier I capital (to average assets)	427,882	10.4	164,794	4.0	205,993	5.0

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

	December 31, 2017
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

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the quarter ended March 31, 2018. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the year ended December 31, 2017.

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
MARCH 31, 2018
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

Level 2 — Inputs other than those quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 assets and liabilities include available-for-sale securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Available-for-sale securities are valued using observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Government guaranteed loans held-for-sale, which are guaranteed by the Small Business Administration ("SBA"), are valued based on observable market data and pricing. Derivative valuations utilize certain Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The significance of the impact of these credit valuation adjustments on the overall valuation of derivative positions are not significant to the overall valuation and result in all derivative valuations being classified in Level 2 of the fair value hierarchy.

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

	March 31, 2018
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial Assets:
Available-for-sale securities	$—	$664,045	$—	$664,045
Loans held for sale	—	7,461	—	7,461
Correspondent interest rate swaps	—	2,309	—	2,309
Customer interest rate swaps	—	417	—	417
Correspondent interest rate caps and collars	—	150	—	150

Financial Liabilities:
Correspondent interest rate swaps	$—	$493	$—	$493
Customer interest rate swaps	—	2,298	—	2,298
Customer interest rate caps and collars	—	150	—	150

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	March 31, 2018
	Level 3	Total	Losses for the Three Months Ended March 31, 2018

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$39,858	$39,858	$9,033
Other real estate owned	—	—	—

	March 31, 2017
	Level 3	Total	Losses for the Three Months Ended March 31, 2017

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$28,907	$28,907	$7,625
Other real estate owned	—	—	—

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The following methods and assumptions were used to estimate the fair value of cash and other financial instruments, other than those described above:
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

Loans Held for Sale — The fair value of government guaranteed loans held-for-sale is based on commitments from investors or prevailing market prices.

Loans Held for Investment — The calculation of fair value of loans reported for the 2018 reporting periods has been revised to be in accordance with ASU 2016-01. The discounted cash flow methodology considers internal and market-based information, including interest rates, prepayment speeds and discount rates. The fair value of loans as of December 31, 2017 was estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$142,144	$142,144	$—	$—	$142,144
Available-for-sale securities	664,045	—	664,045	—	664,045
Held-to-maturity securities	65,101	—	65,037	—	65,037
Other securities	26,631	26,631	—	—	26,631
Loans held for sale	7,461	—	7,461	—	7,461
Loans held for investment, net of allowance	3,098,103	—	—	3,116,497	3,116,497
Real estate acquired by foreclosure	802	—	—	802	802
Total	$4,004,287	$168,775	$736,543	$3,117,299	$4,022,617

Financial Liabilities:
Deposits	$3,453,727	$—	$3,454,086	$—	$3,454,086
Securities sold under agreements to repurchase	4,948	—	4,948	—	4,948
Other borrowed funds	230,000	—	230,160	—	230,160
Subordinated debentures and subordinated notes	47,878	—	46,189	—	46,189
Total	$3,736,553	$—	$3,735,383	$—	$3,735,383

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$140,681	$140,681	$—	$—	$140,681
Available-for-sale securities	705,539	—	705,539	—	705,539
Held-to-maturity securities	13,275	—	13,146	—	13,146
Other securities	26,617	26,617	—	—	26,617
Loans held for sale	7,156	—	7,156	—	7,156
Loans held for investment	3,190,485	—	—	3,206,145	3,206,145
Real estate acquired by foreclosure	802	—	—	802	802
Total	$4,084,555	$167,298	$725,841	$3,206,947	$4,100,086

Financial Liabilities:
Deposits	$3,397,143	$—	$3,392,144	$—	$3,392,144
Securities sold under agreements to repurchase	5,173	—	5,173	—	5,173
Other borrowed funds	325,000	—	324,873	—	324,873
Subordinated debentures and subordinated notes	47,737	—	45,356	—	45,356
Total	$3,775,053	$—	$3,767,546	$—	$3,767,546
******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s interim consolidated financial statements and the accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for year ended December 31, 2017.
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
Total assets were $4.2 billion as of March 31, 2018 compared with $4.3 billion as of December 31, 2017, a decrease of $36.7 million or 0.86%. Total deposits were $3.5 billion as of March 31, 2018 compared with $3.4 billion as of December 31, 2017, an increase of $56.6 million or 1.67%. Total loans held for investment were $3.1 billion at March 31, 2018, a decrease of $54.1 million, or 1.70%, compared with $3.2 billion as of December 31, 2017.  Loans held for sale were $7.5 million at March 31, 2018 compared with $7.2 million as of December 31, 2017, an increase of $305 thousand or 4.26%.  At March 31, 2018 and December 31, 2017, we had $64.9 million and $57.3 million, respectively, in non-accrual loans and our allowance for loan losses was $38.2 million and $31.2 million, respectively. Shareholders’ equity was $468.9 million and $463.8 million at March 31, 2018 and December 31, 2017, respectively.
Critical Accounting Policies
Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2017. We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:
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
Goodwill—Goodwill has an indefinite useful life and is subject to an annual impairment test and more frequently if a triggering event occurs indicating that it is more likely than not that the fair value of the Company, which is our only reporting unit, is below the carrying value of its equity. We completed our annual impairment analysis of goodwill as of December 31, 2017, and based on this analysis, we do not believe any of our goodwill is impaired as of such date because the fair value of our equity substantially exceeded our carrying value. The goodwill impairment test involves a two-step process. Under the first step, the estimation of fair value of the reporting unit is compared with its carrying value including goodwill. If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the implied fair value of goodwill is less than its carrying value. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. As part of our impairment analysis, we use a variety of methodologies in determining the fair value of the reporting unit, including cash flow analysis that are consistent with the assumptions management believes hypothetical marketplace participants would use.
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
Hurricane Harvey

In late August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston. The Company currently operates 11 branches in the greater Houston area.  As of March 31, 2018, the Company has not experienced any material financial impact related to Hurricane Harvey.
Results of Operations
Three months ended March 31, 2018 compared with three months ended March 31, 2017.  Net income was $9.4 million for the three months ended March 31, 2018 compared with net income of $7.2 million for the three months ended March 31, 2017, an increase of $2.2 million, or 29.81%.  Net earnings per diluted common share was $0.25 for the three months ended March 31, 2018 compared with net earnings per diluted common share of $0.19 for the same period in 2017, an increase of $0.06.  The Company recorded a provision for loan losses of $9.7 million for the three months ended March 31, 2018. The first quarter of 2018 provision was primarily due to the addition of specific reserves, with $3.8 million related to energy loans and $5.9 million to a syndicated healthcare credit. We experienced returns on average common equity of 8.15% and 6.71%, returns on average assets of 0.90% and 0.73% and efficiency ratios of 50.8% and 54.6% for the three months ended March 31, 2018 and 2017, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.
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
Three months ended March 31, 2018 compared with three months ended March 31, 2017. Net interest income before the provision for loan losses for the three months ended March 31, 2018 was $38.2 million compared with $32.6 million for the three months ended March 31, 2017, an increase of $5.6 million, or 17.2%.  The increase was primarily due to increases of $5.4 million, or 14.9%, in the interest earned on loans and $2.0 million, or 76.5%, in interest income on securities, offset by a $1.0 million increase in expense for other borrowed funds, a $486 thousand increase in interest expense on transaction and saving deposits and a $464 thousand increase in interest expense on certificates and other time deposits. Interest income was $47.2 million for the three months ended March 31, 2018, an increase of $7.6 million, or 19.2%, compared with the three months ended March 31, 2017. Interest income on loans was $41.8 million for the three months ended March 31, 2018, an increase of $5.4 million, or 14.9%, compared with the three months ended March 31, 2017, primarily due to a 56 basis point increase in the in average loan yield and a $93.7 million increase in average loans outstanding. Interest income on securities was $4.6 million for the three months ended March 31, 2018, an increase of $2.0 million compared with the three months ended March 31, 2017, primarily due to a $148.0 million, or 25.9%, increase in the average securities balance and a 74 basis point increase in the average securities yield.  [Interest income earned on deposits in financial institutions and federal funds sold increased $84 thousand to $493 thousand for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to a 72 basis point increase in average yield, offset by a $61.9 million decrease in the average balance.] Interest expense was $8.9 million for the three months ended March 31, 2018, an increase of $2.0 million, or 29.0%, compared with the three months ended March 31, 2017.  Interest expense on deposits was $6.5 million for the three months ended March 31, 2018, an increase of $950 thousand, or 17.0%, compared with the three months ended March 31, 2017, primarily due to a 19 basis point increase in the average cost of interest-bearing deposits, offset by a decrease of $143.5 million in the average balance.  Interest expense on other borrowed funds was $1.3 million for the three months ended March 31, 2018, an increase of $1.0 million, compared with the three months ended March 31, 2017, primarily due to the $154.0 million increase in average outstanding balance and a 96 basis point increase in average yield rate.  For the three months ended March 31, 2018, average noninterest-bearing deposits increased $141.6 million from $644.2 million during the three months ended March 31,

2017 to $785.8 million for the three months ended March 31, 2018. Total cost of funds, including noninterest-bearing deposits, increased 18 basis points to 0.97% for the three months ended March 31, 2018 compared to 0.79% for the same period in 2017.
Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended March 31, 2018 was 3.87%, an increase of 40 basis points compared with 3.47% for the same period in 2017.
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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$3,128,803	$41,799	5.42%	$3,035,146	$36,371	4.86%
Securities	719,843	4,558	2.57%	571,875	2,583	1.83%
Other investments	32,191	300	3.78%	18,908	188	4.03%
Interest earning deposits in financial institutions and federal funds sold	124,487	493	1.61%	186,418	409	0.89%
Total interest-earning assets	4,005,324	47,150	4.77%	3,812,347	39,551	4.21%

Allowance for loan losses	(32,234)			(27,669)
Noninterest-earning assets	231,110			232,066
Total assets	$4,204,200			$4,016,744

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,301,898	$2,464	0.77%	$1,382,680	$1,978	0.58%
Certificates and other time deposits	1,262,644	4,071	1.31%	1,325,329	3,607	1.10%
Securities sold under agreements to repurchase	5,200	2	0.16%	3,494	1	0.12%
Other borrowed funds	314,833	1,292	1.66%	160,778	281	0.71%
Subordinated debentures and subordinated notes	47,814	1,079	9.15%	47,550	1,041	8.88%
Total interest-bearing liabilities	2,932,389	8,908	1.23%	2,919,831	6,908	0.96%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	785,784			644,212
Other liabilities	20,012			17,006
Total liabilities	3,738,185			3,581,049
Shareholders’ equity	466,015			435,695
Total liabilities and shareholders’ equity	$4,204,200			$4,016,744

Net interest rate spread			3.54%			3.25%
Net interest income and margin(2)		$38,242	3.87%		$32,643	3.47%

(1) Loans held for sale and nonaccrual loans are included in the loan averages.
(2) The net interest margin is equal to net interest income divided by average interest‑earning assets.

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

	For the Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to Change in
	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans, including fees	$1,125	$4,303	$5,428
Securities	670	1,305	1,975
Other investments	132	(20)	112
Interest-earning deposits in financial institutions and federal funds sold	(136)	220	84
Total increase in interest income	1,791	5,808	7,599

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$(116)	$602	$486
Certificates and other time deposits	(171)	635	464
Securities sold under agreements to repurchase		1	1
Other borrowings	270	741	1,011
Subordinated debentures and subordinated notes	6	32	38
Total increase in interest expense	(11)	2,011	2,000
(Decrease) Increase in net interest income	$1,802	$3,797	$5,599
Provision for loan losses
Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2018 was $38.2 million, representing 1.22% of total loans, excluding loans held for sale, as of such date.
Three months ended March 31, 2018 compared with three months ended March 31, 2017.  We recorded $9.7 million in provision for loan losses for the three months ended March 31, 2018 compared with $6.1 million in provision for the same period in 2017. The increase in the provision is primarily due to the addition of specific reserves of $5.9 million related to a downgrade of a syndicated healthcare credit offset by a decrease of $1.0  million in reserve for energy loans. Net charge-offs for the three months ended March 31, 2018 were $2.7 million compared with net charge offs of $573 thousand for the three months ended March 31, 2017. This increase reflected an increase in gross charge-offs from $1.4 million to $2.7 million for the three months ended March 31, 2017 and 2018, respectively, and a decrease in recoveries from $842 thousand to $73 thousand for the three months ended March 31, 2017 and 2018, respectively.  Net charge-offs included partial charge-offs of $2.7 million in energy production loans for the three months ended March 31, 2018, in comparison to $1.1 million for the three months ended March 31, 2017.
Noninterest Income
Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on sale of the guaranteed portion of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.

For the three months ended March 31, 2018, noninterest income totaled $5.2 million, a decrease of $337 thousand, or 6.1%, compared with the three months ended March 31, 2017. The decrease was primarily due to a $986.0 thousand decrease in gain on sale of the guaranteed portion of loans, offset by $416 thousand increase in derivative income and, a $138 thousand increase in net loss on held for sale loans and an increase of $129 thousand in customer service fees.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended March 31,
	2018	2017

	(Dollars in thousands)
Customer service fees	$2,395	$2,266
Loan fees	833	834
(Loss) gain on loans held-for-sale, net	—	(138)
Gain on sale of guaranteed portion of loans	941	1,927
Other	989	606
Total noninterest income	$5,158	$5,495
Noninterest Expense
For the three months ended March 31, 2018, noninterest expense totaled $22.1 million, an increase of $1.2 million, or 5.8%, compared with the three months ended March 31, 2017. The increase was primarily due to a $1.2 million increase in salaries and employee benefits.
The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended March 31,
	2018	2017

	(Dollars in thousands)
Salaries and employee benefits (1)	$13,601	$12,406
Non-staff expenses:
Occupancy	2,077	1,997
Professional and regulatory fees	2,261	2,397
Data processing	972	908
Software license and maintenance	716	489
Marketing	176	199
Loan related	47	600
Real estate acquired by foreclosure, net	12	292
Other	2,191	1,551
Total noninterest expense	$22,053	$20,839

(1)	Total salaries and employee benefits include stock based compensation expense of $1.3 million and $535 thousand for the three months ended March 31, 2018 and 2017, respectively.
Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 50.8% for the three months ended March 31, 2018, compared with 54.6% for the three months ended March 31, 2017.  The improvement was primarily due to the increase in net interest income and decrease in noninterest expense.

Income Taxes
For the three months ended March 31, 2018, income tax expense was $2.3 million, a decrease of $1.6 million or 41.1%, compared with income tax expense of $3.9 million for the same period in 2017.  The decrease was primarily attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which made the applicable federal statutory corporate income tax rate 21% effective January 1, 2018.  The effective income tax rate for the three months ended March 31, 2018 and 2017 was 19.9% and 35.3%, respectively, as compared to the U.S. statutory rate of 21% and 35%, respectively.
Financial Condition
Loan Portfolio
At March 31, 2018, total loans held for investment were $3.1 billion, a decrease of $54.1 million, or 1.7%, compared with December 31, 2017.  The decrease is primarily due to a $34.4 million decrease in mortgage warehouse loans, $27.6 million decrease in commercial and industrial loans and a $16.2 million reduction in construction and land loans, offset by a $20.1 million increase in owner occupied commercial real estate loans.  At March 31, 2018, energy loans totaled $50.0 million, or 1.6% of total loans.
At March 31, 2018, total loans held for sale were $7.5 million, an increase of $305 thousand, or 4.3%, compared with December 31, 2017. SBA loans comprise the balance of loans held for sale at March 31, 2018.
The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	March 31, 2018
	Originated	Acquired	Total	Percent

	(Dollars in thousands)
Commercial & industrial	$991,125	$47,590	$1,038,715	33.1%
Mortgage warehouse	185,849	—	185,849	5.9
Real estate:
Owner occupied commercial real estate	352,138	83,228	435,366	13.9
Commercial real estate	861,687	207,145	1,068,832	34.1
Construction, land & land development	122,274	26,458	148,732	4.7
Residential mortgage	156,255	86,274	242,529	7.7
Consumer and other	15,399	914	16,313	0.5
Total loans held for investment	$2,684,727	$451,609	$3,136,336	100.0%

Total loans held for sale	$7,461	$—	$7,461	100.0%

	December 31, 2017
	Originated	Acquired	Total	Percent

	(Dollars in thousands)
Commercial & industrial	$1,002,797	$63,469	$1,066,266	33.4%
Mortgage warehouse	220,230	—	220,230	6.9
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230	13.0
Commercial real estate	823,361	244,418	1,067,779	33.5
Construction, land & land development	136,998	27,954	164,952	5.2
Residential mortgage	149,021	89,559	238,580	7.5
Consumer and other	16,178	1,270	17,448	0.5
Total loans held for investment	$2,676,491	$513,994	$3,190,485	100.0%

Total loans held for sale	$7,156	$—	$7,156	100.0%

At March 31, 2018, total energy exposure was $50.0 million within loans held for investment.  This represents energy exposure of 1.6% of loans held for investment.  Reserved-based energy loans held for investment represented approximately 0.6% of total funded loans as of both March 31, 2018 and December 31, 2017, respectively. Energy-related service industry loans represented approximately 1.0% and 1.1% of total funded loans as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018 and December 31, 2017, $17.4 million and $19.2 million of reserved-based energy loans and $17.4 million and $17.6 million of energy-related service industry loans were impaired, respectively.
Nonperforming Loans
Nonperforming loans held for investment include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $83.9 million in nonperforming loans held for investment at March 31, 2018, compared with $70.8 million at December 31, 2017. The ratio of nonperforming loans to total loans was 2.68% at March 31, 2018 compared with 2.22% at December 31, 2017.
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
The following tables present information regarding nonperforming loans at the dates indicated:

	March 31, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$52,156	$3,409	$55,565
Accruing loans past due 90 days or more	3,680	1,732	5,412
Restructured loans - nonaccrual	8,023	1,275	9,298
Restructured loans - accruing	4,360	9,263	13,623
Total nonperforming loans held for investment	$68,219	$15,679	$83,898

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans held for investment	$56,490	$14,316	$70,806
Allowance for loan losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at March 31, 2018 was $38.2 million, representing 1.22% of total loans, excluding loans held for sale, compared with $31.2 million, or 0.98% of total loans, excluding loans held for sale, at December 31, 2017. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.
The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Three Months Ended March 31, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Average loans outstanding (1)	$3,123,563	$483	$3,124,046
Total loans outstanding at end of period (1)	2,684,727	451,609	3,136,336
Allowance for loan losses at beginning of period	29,978	1,242	31,220
Provision for loan losses	9,215	448	9,663
Charge-offs:
Commercial and industrial	(2,699)	—	(2,699)
Consumer and Other	(10)	(14)	(24)
Total charge-offs	(2,709)	(14)	(2,723)
Recoveries:
Commercial and industrial	2	6	8
Commercial real estate	—	2	2
Residential mortgage	2	13	15
Consumer and Other	47	1	48
Total recoveries	51	22	73
Net charge-offs	(2,658)	8	(2,650)
Allowance for loan losses at end of period	$36,535	$1,698	$38,233

Ratio of allowance to end of period loans	1.36%	0.38%	1.22%
Ratio of net charge-offs to average loans	0.09%	(1.66)%	0.08%

(1)	Excluding loans held for sale

	As of and for the Three Months Ended March 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Average loans outstanding (1)	$2,250,671	$763,178	$3,013,849
Total loans outstanding at end of period (1)	2,282,211	730,064	3,012,275
Allowance for loan losses at beginning of period	23,855	2,509	26,364
Provision for loan losses	5,691	454	6,145
Charge-offs:
Commercial and industrial	(1,135)	(177)	(1,312)
Residential mortgage	—	(95)	(95)
Consumer and Other	(8)	—	(8)
Total charge-offs	(1,143)	(272)	(1,415)
Recoveries:
Commercial and industrial	565	20	585
Owner occupied commercial real estate	—	4	4
Construction, land & land development	—	74	74
Residential mortgage	25	32	57
Consumer and Other	118	4	122
Total recoveries	708	134	842
Net charge-offs	(435)	(138)	(573)
Allowance for loan losses at end of period	$29,111	$2,825	$31,936

Ratio of allowance to end of period loans	1.28%	0.39%	1.06%
Ratio of net charge-offs to average loans	0.02%	0.02%	0.02%

(1)	Excluding loans held for sale

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
We believe that the allowance for loan losses at March 31, 2018 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2018.
Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2018, the carrying amount of investment securities totaled $729.1 million, an increase of $10.3 million, or 1.44%, compared with $718.8 million at December 31, 2017. At March 31, 2018, securities represented 17.3% of total assets compared with 16.9% at December 31, 2017.
Securities with fair value of $50.0 million were transferred from available-for-sale to held-to-maturity classification during the quarter ended March 31, 2018. The related unrealized loss of $2.2 million remained in accumulated other comprehensive income and will be amortized over the remaining term of the securities.
The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$101,415	$95	$(1,567)	$99,943
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	259,767	360	(5,539)	254,588
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,920	—	(1,371)	64,549
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	203,156	20	(6,292)	196,884
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,068	—	(1,049)	35,019
Corporate debt securities	12,790	35	—	12,825
Obligations of municipal subdivisions	236	1	—	237
Total	$679,352	$511	$(15,818)	$664,045

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,679	$44	$(335)	$10,388
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	—	—	2,488
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	45,735	209	(28)	45,916
Obligations of municipal subdivisions	6,199	46	—	6,245
Total	$65,101	$299	$(363)	$65,037

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$104,111	$129	$(948)	$103,292
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	250,580	297	(1,701)	249,176
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	—	(500)	65,486
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	234,881	—	(6,434)	228,447
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	—	(472)	35,679
Corporate debt securities	5,789	5	—	5,794
Obligations of municipal subdivisions	6,672	—	(45)	6,627
CRA qualified investment fund	11,337	—	(299)	11,038
Total	$715,507	$431	$(10,399)	$705,539

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,841	$61	$(170)	$10,732
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	—	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	—	(20)	2,414
Obligations of municipal subdivisions	—	—	—	—
Total	$13,275	$61	$(190)	$13,146
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
Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of March 31, 2018, management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of March 31, 2018, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first three months of 2018 or the 2017 fiscal year.

Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits at March 31, 2018 were $3.5 billion, an increase of $56.6 million, or 1.7%, compared to $3.4 billion at December 31, 2017, comprised of a $46.1 million increase in noninterest-bearing deposits, a $6.4 million increase in interest-bearing transaction and savings deposits, and a $4.1 million increase in time deposits.  Noninterest bearing deposits at March 31, 2018 were $849.3 million compared with $803.2 million at December 31, 2017, an increase of $46.1 million, or 5.7%. The increase in noninterest-bearing deposits is due to continued efforts by our portfolio bankers with a focus on business accounts.Interest bearing deposits at March 31, 2018 were $2.6 billion, an increase of $10.5 million compared with December 31, 2017.
The Company had $148.0 million and $123.4 million in brokered time deposits at March 31, 2018 and December 31, 2017, respectively.  At March 31, 2018, the Company also had $75.0 million in brokered interest-bearing transaction accounts and $55.4 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 8.1% and 4.7% of total deposits at March 31, 2018 and December 31, 2017, respectively.  The Company utilizes brokered deposits to enhance liquidity.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Interest-bearing transaction deposits	$212,605	0.17%	$194,308	0.13%
Money market and savings deposits	1,089,293	0.88	1,188,372	0.65
Certificates and other time deposits	1,262,644	1.31	1,325,329	1.10
Total interest-bearing deposits	$2,564,542	1.03	$2,708,009	0.84
Noninterest-bearing deposits	785,784	—	644,212	—
Total deposits	$3,350,326	0.79%	$3,352,221	0.68%

Other Borrowed Funds
The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Federal Home Loan Bank advances	$230,000	$325,000
Repurchase agreements	4,948	5,173
Total	$230,000	$325,000
FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At March 31, 2018 and December 31, 2017, total unused borrowing capacity of $1.0 billion and $948.2 million, respectively, was available under this arrangement. At March 31, 2018, $230.0 million was outstanding with an average interest rate of 1.89% and all of the Company’s FHLB advances will mature within one year. At December 31, 2017, $325.0 million was outstanding with an average interest rate of 1.41% and all of the Company’s FHLB advances will mature within one year. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity increased due to purchases of securities. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.
Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our liquidity risk management program. At March 31, 2018 and December 31, 2017, $496.3 million and $384.5 million, respectively, were available under this arrangement and no borrowings were outstanding.
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
Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of March 31, 2018 and December 31, 2017, there were no federal funds purchased outstanding.
Subordinated Debentures and Subordinated Notes
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at March 31, 2018, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.
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
Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.3 million at March 31, 2018. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
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

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at the dates indicated is set forth in the table below:

	March 31, 2018	December 31, 2017

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,255)	(1,291)
Total subordinated notes	$33,745	$33,709
Subordinated Debentures Trust Preferred Securities — At March 31, 2018, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $8.0 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at March 31, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of March 31, 2018 was 2.321%.

(2)	All debentures are callable five years from issuance date.

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
Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the three months ended March 31, 2018 and the 2017 fiscal year, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. We expect capital resources and liquidity will be sufficient for at least the next twelve months.
As of March 31, 2018, we had outstanding $622.3 million in commitments to extend credit and $11.8 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of March 31, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of March 31, 2018, we had cash and cash equivalents of $142.1 million, an increase of $1.5 million compared with $140.7 million as of December 31, 2017.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of March 31, 2018 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures and subordinated notes, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $2.0 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $44.5 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at March 31, 2018.  Payments related to leases are based on actual payments specified in underlying contracts.

	March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$925,088	$296,857	$44,512	$—	$1,266,457
Federal Home Loan Bank advances	232,012	—	—	—	232,012
Subordinated debentures and subordinated notes	4,727	3,859	7,726	85,396	101,708
Operating leases	1,859	2,712	1,849	2,702	9,122
Total	$1,163,686	$303,428	$54,087	$88,098	$1,609,299
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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of March 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	March 31, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$278,358	$201,172	$55,542	$87,211	$622,283
Standby and commercial letters of credit	10,581	474	100	640	11,795
Total	$288,939	$201,646	$55,642	$87,851	$634,078
Capital Resources
Total shareholders’ equity was $468.9 million at March 31, 2018, an increase of $5.1 million, or 1.1%, compared with $463.8 million at December 31, 2017. The increase was the result of net income of $9.4 million for the three month period, plus the net change for proceeds from the exercise of stock options and increase due to stock compensation expense, offset by the change in the value of available for sale securities recognized in other accumulated comprehensive earnings.
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
The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of March 31, 2018 and December 31, 2017 to the minimum and well capitalized regulatory standards:

	March 31, 2018
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$474,995	13.3%	$286,384	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	402,297	11.2	214,788	6.0	N/A	N/A
Common equity tier 1 capital	388,830	10.9	161,091	4.5	N/A	N/A
Tier I capital (to average assets)	402,297	9.8	164,806	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$465,175	13.0%	$286,031	8.0%	$357,539	10.0%
Tier 1 capital (to risk weighted assets)	427,882	12.0	214,523	6.0	286,031	8.0
Common equity tier 1 capital	427,882	12.0	160,892	4.5	232,400	6.5
Tier I capital (to average assets)	427,882	10.4	164,794	4.0	205,993	5.0

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$455,754	12.7%	$287,840	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	390,690	10.9	215,880	6.0	N/A	N/A
Common equity tier 1 capital	377,328	10.5	161,910	4.5	N/A	N/A
Tier I capital (to average assets)	390,690	9.5	164,632	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$444,198	12.4%	$286,648	8.0%	$358,310	10.0%
Tier 1 capital (to risk weighted assets)	415,542	11.6	214,986	6.0	286,648	8.0
Common equity tier 1 capital	415,542	11.6	161,239	4.5	232,901	6.5
Tier I capital (to average assets)	415,542	10.1	164,390	4.0	205,487	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.

(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
Dividend Restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the quarter ended March 31, 2018 and the year ended December 31, 2017.
On April 25, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of its outstanding common stock, payable May 24, 2018, to shareholders of record as of May 10, 2018. This is the first common stock dividend the Company has declared, and we believe this decision reflects the improved financial performance that we have experienced over the last year, which we expect to continue.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee, which is composed of certain members of its board of directors in accordance with asset liability and funds management policies approved by the Company’s board of directors.
The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net income and the balance sheet, respectively.  See the Company’s Annual Report on Form 10-K for year ended December 31, 2017 “Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Interest Rate Sensitivity and Market Risk”.
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
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended

March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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

Green Bancorp, Inc. (Registrant)

Date: May 10, 2018	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: May 10, 2018	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer