Form 10-Q
period 2018-06-30
Green Bancorp, Inc.
filed 2018-08-08
CIK 1606363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

As of August 6, 2018, there were 37,308,313 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

•	market conditions and economic trends nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our ability to attract and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	the sufficiency of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	risks related to our concentration of loans to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy, operations or to meet increased minimum regulatory capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	accounting estimates and risk management processes that rely on analytical and forecasting models;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;

•	loss of our executive officers or other key employees could impair our relationship with our customers and adversely affect our business;

•	potential impairment on the goodwill we may record in connection with business acquisitions;

•	risks associated with system failures or failures to prevent breaches of our network security;

•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;

•	our ability to keep pace with technological changes or difficulties when implementing new technologies;

•	risks associated with data processing system failures and errors;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	our new lines of business or new products and services may subject us to additional risks;

•	legal and regulatory proceedings or the results of regulatory examinations could adversely affect our business, financial condition, and results of operation;

•	we are subject to claims and litigation pertaining to intellectual property from time to time;

•	we could experience claims and litigation pertaining to fiduciary responsibility;

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

•
the ability of the Company or Veritex Holdings, Inc. (“Veritex”) to obtain regulatory approvals and meet other closing conditions to the Merger Transactions, including approval of the Merger by the Company’s shareholders and approval of the Share Issuance by Vertiex’s shareholders;

•
the impact of, and our ability to comply with, formal or informal regulatory actions by federal banking agencies, including any requirements or limitations imposed on us as a result of our confidential supervisory ratings or the results of any regulatory examination;

•	many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;

•	financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations;

•	substantial regulatory limitations on changes of control of bank holding companies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (the "FDIC") insurance and other coverages;

•	future financial and operating results of Vertiex, the Company or the combined company following the Merger Transactions;

•	systemic risks associated with the soundness of other financial institutions;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$25,486	$26,562
Interest bearing deposits in financial institutions and fed funds sold	205,765	114,119
Total cash and cash equivalents	231,251	140,681
Available-for-sale securities, at fair value	635,333	705,539
Held-to-maturity securities, at amortized cost (fair value of $63,993 and $13,146, respectively)	64,530	13,275
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	11,809	11,702
Federal Home Loan Bank of Dallas stock	19,711	14,915
Other investments	10,776	—
Total securities and other investments	742,825	746,097
Loans held for sale	4,992	7,156
Loans held for investment	3,222,108	3,190,485
Allowance for loan losses	(35,086)	(31,220)
Loans, net	3,192,014	3,166,421
Premises and equipment, net	29,178	24,002
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	7,881	8,503
Accrued interest receivable	11,855	11,109
Deferred tax asset, net	12,528	8,758
Real estate acquired by foreclosure	802	802
Bank owned life insurance	56,066	55,302
Other assets	21,986	14,950
TOTAL ASSETS	$4,391,677	$4,261,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$824,753	$803,210
Interest-bearing transaction and savings	1,281,255	1,331,601
Certificates and other time deposits	1,320,042	1,262,332
Total deposits	3,426,050	3,397,143
Securities sold under agreements to repurchase	4,141	5,173
Other borrowed funds	412,000	325,000
Subordinated debentures and subordinated notes	48,019	47,737
Accrued interest payable	3,785	2,841
Other liabilities	18,189	20,227
Total liabilities	3,912,184	3,798,121
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,467,477 and 37,280,822 shares issued at June 30, 2018 and December 31, 2017, respectively; 37,289,477 and 37,102,822 shares outstanding at June 30, 2018 and December 31, 2017, respectively	375	373
Capital surplus	392,010	387,891
Retained earnings	106,416	83,263
Accumulated other comprehensive income, net	(18,055)	(6,479)
Less treasury stock, at cost, 178,000 shares at both June 30, 2018 and December 31, 2017	(1,253)	(1,253)
Total shareholders’ equity	479,493	463,795
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,391,677	$4,261,916
See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
INTEREST INCOME:
Loans, including fees	$44,479	$38,476	$86,278	$74,847
Securities	4,734	3,928	9,292	6,511
Other investments	341	197	641	385
Deposits in financial institutions and fed funds sold	659	331	1,152	740
Total interest income	50,213	42,932	97,363	82,483
INTEREST EXPENSE:
Transaction and savings deposits	3,023	2,230	5,487	4,208
Certificates and other time deposits	4,712	3,786	8,783	7,393
Subordinated debentures and subordinated notes	1,109	1,051	2,188	2,092
Other borrowed funds	1,608	560	2,902	842
Total interest expense	10,452	7,627	19,360	14,535
NET INTEREST INCOME	39,761	35,305	78,003	67,948
PROVISION FOR LOAN LOSSES	1,897	1,510	11,560	7,655
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	37,864	33,795	66,443	60,293
NONINTEREST INCOME:
Customer service fees	2,578	2,199	4,973	4,465
Loan fees	996	1,106	1,829	1,940
Gain on sale of available-for-sale securities, net	66	294	66	294
Gain on held-for-sale loans, net	—	222	—	84
Gain on sale of guaranteed portion of loans, net	1,112	878	2,053	2,805
Other	733	1,000	1,722	1,606
Total noninterest income	5,485	5,699	10,643	11,194
NONINTEREST EXPENSE:
Salaries and employee benefits	13,640	12,653	27,241	25,059
Occupancy	2,263	2,048	4,340	4,045
Professional and regulatory fees	2,172	1,899	4,433	4,296
Data processing	1,029	995	2,001	1,903
Software license and maintenance	703	438	1,419	927
Marketing	257	163	433	362
Loan related	467	301	514	901
Real estate acquired by foreclosure, net	4	223	16	515
Other	2,110	891	4,301	2,442
Total noninterest expense	22,645	19,611	44,698	40,450
INCOME BEFORE INCOME TAXES	20,704	19,883	32,388	31,037
PROVISION FOR INCOME TAXES	4,283	6,985	6,605	10,927
NET INCOME	$16,421	$12,898	$25,783	$20,110

EARNINGS PER SHARE:
Basic	$0.44	$0.35	$0.69	$0.54
Diluted	$0.44	$0.35	$0.69	$0.54

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET INCOME	$16,421	$12,898	$25,783	$20,110
OTHER COMPREHENSIVE LOSS, BEFORE TAX:
Securities available-for-sale:
Change in net unrealized gains (losses) on securities available-for-sale	(4,967)	1,562	(12,793)	(14)
Reclassification of net gains (losses) included in net income	66	—	66	—
Reclassification of unrealized losses on securities transferred to held-to-maturity	—	—	2,188	—
Tax effect	(1,029)	547	(2,213)	(5)
Other comprehensive loss, net of tax, for securities available-for-sale	(3,872)	1,015	(8,326)	(9)
Securities held-to-maturity:
Reclassification of unrealized losses on securities transferred from available-for-sale	—	—	(2,188)	—
Amortization of unrealized losses on securities transferred from available-for-sale	79	—	98	—
Other comprehensive loss, net of tax, for securities held-to-maturity	79	—	(2,090)	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(3,793)	1,015	(10,416)	(9)
COMPREHENSIVE INCOME	$12,628	$13,913	$15,367	$20,101

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2017	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	—	—	—	20,110	—	—	20,110
Other comprehensive income (loss)	—	—	—	—	(9)	—	(9)
Purchase of treasury stock	—	—	—	—	—	—	—
Issuance of common stock in connection with exercise of stock options	225	—	456	—	—	—	456
Stock-based compensation expense	—	—	702	—	—	—	702
BALANCE — June 30, 2017	37,213	$372	$384,119	$69,237	$(734)	$(1,253)	$451,741

BALANCE — January 1, 2018	37,103	$373	$387,891	$83,263	$(6,479)	$(1,253)	$463,795
Reclassification upon adoption of ASU 2018-02(1)	—	—	—	1,396	(1,396)	—	—
Reclassification upon adoption of ASU 2016-01(1)	—	—	—	(299)	236	—	(63)
Net income	—	—	—	25,783	—	—	25,783
Other comprehensive income (loss)	—	—	—		(10,416)	—	(10,416)
Issuance of common stock in connection with exercise of stock options	186	2	1,759	—	—	—	1,761
Stock-based compensation expense	—	—	2,360	—	—	—	2,360
Cash dividend declared, $0.10 per share	—	—	—	(3,727)	—	—	(3,727)
BALANCE — June 30, 2018	37,289	$375	$392,010	$106,416	$(18,055)	$(1,253)	$479,493

(1)	Adoption of Accounting Standards Updates 2018-02 and 2016-01. See Notes 3 and 14 to interim condensed consolidated financial statements for additional information.

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,783	$20,110
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	1,253	542
Accretion of loan discounts, net	(2,917)	(2,470)
Amortization of deposit premiums	(415)	(567)
Amortization of core deposit intangibles	622	760
Amortization and accretion of borrowing and debt valuation allowance, net	210	210
Amortization of issuance costs of subordinated notes	72	72
Provision for loan losses	11,560	7,655
Depreciation	955	1,048
Net gain on sale of available-for-sale securities	(66)	(294)
Net loss on sale of real estate acquired by foreclosure	—	147
Net gain on loans held-for-sale	—	(84)
Net gain on sale of guaranteed portion of loans	(2,053)	(2,805)
Net market value loss on equity investments	262	—
Originations of goverment guaranteed loans held-for-sale	(22,595)	—
Proceeds from sales of and principal collected on loans held-for-sale	26,812	13,903
Writedown of real estate acquired by foreclosure	—	185
Stock-based compensation expense	2,471	1,059
Deferred tax benefit	(3,770)	(1,201)
Net change in accrued interest receivable and other assets, net	(6,165)	15,222
Net change in accrued interest payable and other liabilities, net	(1,205)	(3,473)
Net cash provided by operating activities	30,814	50,019
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	36,322	37,329
Proceeds from the sale of available-for-sale securities	24,424	279,168
Purchases of available-for-sale securities	(65,686)	(729,200)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	2,433	3,815
Purchases of held-to-maturity securities	(3,627)	—
Proceeds from sales of guaranteed portion of loans	—	33,606
Proceeds from sales of real estate acquired by foreclosure	—	3,967
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(4,796)	(7,329)
Purchases of Federal Reserve Bank stock	(107)	(24)
Net increase in loans held for investment	(42,363)	(68,624)
Investment in construction of premises and purchases of other fixed assets	(168)	(212)
Net cash used in investing activities	(53,568)	(447,504)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	29,322	(13,711)
Net (decrease) increase in securities sold under agreements to repurchase	(1,032)	1,728
Net proceeds from other short-term borrowed funds	87,000	155,000
Proceeds from issuance of common stock due to exercise of stock options	1,761	456
Payments of cash dividends	(3,727)	—
Net cash provided by financing activities	113,324	143,473
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$90,570	$(254,012)
CASH AND CASH EQUIVALENTS:
Beginning of period	140,681	389,007
End of period	$231,251	$134,995

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$5,963	$5,270
Transfer of loans to held-for-sale	$—	$7,860
SUPPLEMENTAL INFORMATION:
Interest paid	$18,548	$15,108
Income taxes paid	$8,000	$7,300
See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

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

Merger Agreement—On July 23, 2018, the Company, Veritex, the parent holding company of Veritex Community Bank (“Veritex Bank”), and MustMS, Inc. (“Merger Sub”), a wholly owned subsidiary of Veritex, entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, among other things, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Veritex, (ii) immediately thereafter, the Company (as the surviving corporation in the Merger) will merge with and into Veritex (together with the Merger, the “Holdco Mergers”), with Veritex being the surviving corporation and (iii) immediately thereafter, Green Bank will merge with and into Veritex Bank, with Veritex Bank continuing as the surviving bank (together with the Holdco Mergers, the “Merger Transactions”).

Upon the consummation of the Merger, each share of Company common stock will be converted into the right to receive 0.79 shares of common stock (the “Exchange Ratio”), par value $0.01 per share, of Veritex (“Veritex Common Stock”).

The Merger Agreement contains customary representations and warranties and covenants by the Company and Veritex, including, among others, covenants relating to (1) the conduct of each party’s business during the period prior to the consummation of the Merger, (2) each party’s obligations to facilitate its shareholders’ consideration of, and voting upon, the Merger Agreement and the Merger, in the case of the Company, and the issuance of shares of Veritex Common Stock in connection with the Merger (the “Share Issuance”), in the case of Veritex, (3) the recommendation by the parties’ respective boards of directors in favor of approval of the Merger Agreement and the Merger Transactions, in the case of the Company, and the Share Issuance, in the case of Veritex, and (4) the Company’s non-solicitation obligations relating to alternative business combination transactions. Furthermore, the Merger Agreement provides that, following the consummation of the Merger, the Veritex board will consist of nine members, six of whom are current members of the Veritex board and three of whom are current members of the Company board.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The transaction is subject to customary closing conditions, including, among others, (1) approval of the Merger by the shareholders of the Company and the approval of the Share Issuance by the shareholders of Veritex, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the transactions contemplated by the Merger Agreement (including the Merger Transactions), (4) the effectiveness of the registration statement for the Veritex Common Stock to be issued in the Merger, (5) the approval of the listing on the Nasdaq Global Market of the Veritex Common Stock to be issued in the Merger and (6) the receipt of regulatory approvals without the imposition of a condition that would reasonably be expected to be materially financially burdensome to the business, operations, financial condition or results of operations of the surviving corporation.

Each party’s obligation to consummate the Merger Transactions is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Holdco Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both the Company and Veritex and further provides that a termination fee of $40,000,000 will be payable by either the Company or Veritex, as applicable, upon termination of the Merger Agreement under certain circumstances.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

	(Amounts in thousands, except per share amounts)
Net income	16,421		12,898		25,783		20,110
Basic:
Weighted average shares outstanding	37,274	$0.44	37,023	$0.35	37,219	$0.69	37,007	$0.54
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	372		241		394		227
Total	37,646	$0.44	37,264	$0.35	37,613	$0.69	37,234	$0.54
On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of June 30, 2018, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.

3. RECENT ACCOUNTING STANDARDS
Accounting Standards Updates (“ASU”)
FASB ASU 2018-03 - "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)" The amendments in this ASU provide clarification on certain aspects related to the guidance issued in ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The areas for correction or improvement include (1) equity securities without a readily determinable fair value - discontinuation; (2) equity securities without a readily determinable fair value - adjustments; (3) forward contracts and purchased options; (4) presentation requirements for certain fair value option liabilities; (5) fair value option liabilities denominated in a foreign currency; and (6) transition guidance for equity securities without a readily determinable fair value.This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to be material to the consolidated financial statements.
FASB ASU No. 2018-02 - “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments of ASU 2018-02 allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The amendments also require certain disclosures about stranded tax effects. This update will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and the guidance should be applied either in the period of adoption or retrospectively to each period impacted by the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Acts is recognized. The Company early adopted the new guidance in the first quarter of 2018, which resulted in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclass approximately $1.4 million of tax expense from accumulated other comprehensive loss to

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

retained earnings. This reclassification is presented in the condensed consolidated statement of changes in shareholders equity for the period ended June 30, 2018.

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
JUNE 30, 2018
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
JUNE 30, 2018
(Unaudited)

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
The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage servicing activities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or-transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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
JUNE 30, 2018
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

Pursuant to the terms of the Merger Agreement, the Company is restricted from certain acquisition activities without the consent of Veritex. Veritex has agreed not to unreasonably withhold any such consent.
5. CASH AND CASH EQUIVALENTS
The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amount of $86.2 million and $76.0 million at June 30, 2018 and December 31, 2017, respectively, as a result of this requirement.
6. SECURITIES
The amortized cost and fair value of securities as of the dates set forth were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$99,125	$74	$(1,982)	$97,217
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	227,164	—	(7,095)	220,069
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,823	—	(2,823)	63,000
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	211,291	—	(7,035)	204,256
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	35,990	—	(1,341)	34,649
Corporate debt securities	15,913	53	(61)	15,905
Obligations of municipal subdivisions	236	1	—	237
Total	$655,542	$128	$(20,337)	$635,333

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$11,352	$25	$(389)	$10,988
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	—	(90)	2,398
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	44,499	60	(138)	44,421
Obligations of municipal subdivisions	6,191	—	(5)	6,186
Total	$64,530	$85	$(622)	$63,993

Securities with fair value of $50.0 million were transferred from available-for-sale to held-to-maturity classification during the quarter ended March 31, 2018. The related unrealized loss at the date of transfer of $2.2 million remained in accumulated other comprehensive income and will be amortized over the remaining term of the securities. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income as of June 30, 2018 totaled $2.1 million.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	June 30, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,913	4,871	—	—
Due after five years through ten years	11,236	11,271	—	—
Due after ten years	—	—	6,191	6,186
	16,149	16,142	6,191	6,186

Mortgage-backed securities and collateralized mortgage obligations	540,268	521,974	58,339	57,807
SBA guaranteed securities	99,125	97,217	—	—
Total	$655,542	$635,333	$64,530	$63,993

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

There were twenty-nine and thirty-one sales of securities classified as available-for-sale during the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018, proceeds of $24.4 million were received from sales of securities classified as available-for-sale.  The sales resulted in a net gain of $66 thousand, which is comprised of $172 thousand in gross realized gains, offset by $106 thousand in gross realized losses. During the six months ended June 30, 2017, proceeds of $279.2 million were received from sales of securities classified as available-for-sale.  The sales resulted in a net gain of $294 thousand, which is comprised of $777 thousand in gross realized gains, offset by $483 thousand in gross realized losses.

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

As of June 30, 2018, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2018, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2018, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of June 30, 2018.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	June 30, 2018
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$89,688	$(1,892)	$87,796	$4,979	$(90)	$4,889
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	227,164	(7,095)	220,069	—	—	—
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	52,887	(2,340)	50,547	12,936	(483)	12,453
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	72,794	(1,481)	71,313	138,497	(5,554)	132,943
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	35,990	(1,341)	34,649	—	—	—
Corporate debt securities	8,913	(61)	8,852	—	—	—
Total	$487,436	$(14,210)	$473,226	$156,412	$(6,127)	$150,285

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$3,893	$(78)	$3,815	$6,017	$(311)	$5,706
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	(90)	2,398	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	42,531	(138)	42,393	—	—	—
Municipal bonds	6,191	(5)	6,186	—	—	—
Total	$55,103	$(311)	$54,792	$6,017	$(311)	$5,706

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

The average loss on securities in an unrealized loss position was 2.97% and 1.69% of the amortized cost basis at June 30, 2018 and December 31, 2017, respectively. There were nineteen and eighteen securities in an unrealized loss position of greater than 12 months at June 30, 2018 and December 31, 2017, respectively.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at June 30, 2018 or December 31, 2017.

Securities with an amortized cost of $5.4 million and $6.3 million and fair value of $5.2 million and $6.3 million were pledged and available to be sold under repurchase agreements at June 30, 2018 and December 31, 2017, respectively. Securities with an amortized cost of $74.4 million and $55.7 million and fair value of $73.4 million and $55.5 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at June 30, 2018 and December 31, 2017, respectively. In addition, securities with an amortized cost of $3.3 million and $3.4 million and fair value of $3.2 million and $3.3 million were pledged as collateral for the Company’s derivative instruments at June 30, 2018 and December 31, 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

7. LOANS
The loan portfolio classified by type and class as of the dates set forth were as follows:

	June 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$1,034,821	$35,599	$1,070,420
Mortgage warehouse	244,041	—	244,041
Real estate:
Owner occupied commercial real estate	373,692	62,461	436,153
Commercial real estate	949,099	142,937	1,092,036
Construction, land & land development	105,926	24,607	130,533
Residential mortgage	158,531	76,661	235,192
Consumer and other	12,854	879	13,733
Total loans held for investment	$2,878,964	$343,144	$3,222,108

Total loans held for sale	$4,992	$—	$4,992

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$1,002,797	$63,469	$1,066,266
Mortgage warehouse	220,230	—	220,230
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230
Commercial real estate	823,361	244,418	1,067,779
Construction, land & land development	136,998	27,954	164,952
Residential mortgage	149,021	89,559	238,580
Consumer and other	16,178	1,270	17,448
Total loans held for investment	$2,676,491	$513,994	$3,190,485

Total loans held for sale	$7,156	$—	$7,156
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
Included in the loans held for investment balance was $13.6 million of net deferred loan origination fees and unamortized premium and discount at both June 30, 2018 and December 31, 2017. Also included in loans at June 30, 2018 and December 31, 2017 was $234 thousand and $1.4 million, respectively, in nonaccretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $9.3 million and $8.8 million at June 30, 2018 and December 31, 2017, respectively. Consumer and other loans include overdrafts of $55 thousand and $48 thousand as of June 30, 2018 and December 31, 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The loan portfolio consists of various types of loans made to borrowers principally located in the Houston and Dallas metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions, including conditions affecting the energy industry. The risks created by this geographic concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. The Company does not have any significant concentration to any one industry or customer. As of June 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Reserved-based energy loans outstanding represented approximately 0.4% and 0.6% of total funded loans as of June 30, 2018 and December 31, 2017, respectively.  Energy-related service industry loans represented approximately 0.8% and 1.1% of total funded loans as of June 30, 2018 and December 31, 2017, respectively.  As of June 30, 2018, and December 31, 2017, $14.3 million and $19.2 million of reserved-based energy loans and $10.1 million and $17.5 million of energy-related service industry loans were impaired, respectively.
Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	June 30, 2018
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial & industrial	$390,500	$620,518	$59,402	$1,070,420
Mortgage warehouse	126,702	117,339	—	244,041
Real estate:
Owner occupied commercial real estate	20,561	169,800	245,792	436,153
Commercial real estate	164,160	669,033	258,843	1,092,036
Construction, land & land development	41,620	56,203	32,710	130,533
Residential mortgage	18,921	47,200	169,071	235,192
Consumer and Other	3,854	2,262	7,617	13,733
Total loans held for investment	$766,318	$1,682,355	$773,435	$3,222,108

Fixed rate	$141,480	$429,239	$103,806	$674,525
Adjustable rate(1)	624,838	1,253,116	669,629	2,547,583
Total loans held for investment	$766,318	$1,682,355	$773,435	$3,222,108

(1)	Includes all adjustable rate loans irrespective of the time period to next interest rate reset.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

An analysis of activity with respect to these related-party loans for the six months ended June 30, 2018 and the year ended December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Beginning balance	$—	$5,813
Advances	—	—
Repayments	—	(5,813)
Ending Balance	$—	$—
Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Credit impaired acquired loans:
Outstanding principal balance	$11,378	$18,498
Recorded investment	10,717	15,965
Discount, net	$661	$2,533

Other acquired loans:
Outstanding principal balance	333,433	499,939
Deferred fees, net	(40)	(72)
Recorded investment	332,427	498,029
Discount, net	$966	$1,838

Total acquired loans:
Outstanding principal balance	344,811	518,437
Deferred fees, net	(40)	(72)
Recorded investment	343,144	513,994
Discount, net	$1,627	$4,371
Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Six Months Ended June 30,
	2018	2017

	(Dollars in thousands)
Balance at beginning of period	$1,125	$2,544
Reclassifications from non-accretable discount	989	327
Accretion	(1,687)	(695)
Balance at period end	$427	$2,176
Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications between nonaccretable discount and accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.
The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	June 30, 2018
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$4,396	$—	$4,396	$41,033	$—	$989,392	$1,034,821
Mortgage warehouse	—	—	—	—	—	244,041	244,041
Real estate:
Owner occupied commercial real estate	—	—	—	5,225	—	368,467	373,692
Commercial real estate	14,800	—	14,800	175	—	934,124	949,099
Construction, land & land development	—	—	—	107	—	105,819	105,926
Residential mortgage	968	59	1,027	3,859	—	153,645	158,531
Consumer and other	157	26	183	45	—	12,626	12,854
Total originated loans	$20,321	$85	$20,406	$50,444	$—	$2,808,114	$2,878,964

Acquired Loans
Commercial & industrial	$4,310	$438	$4,748	$1,746	$1,730	$27,375	$35,599
Real estate:
Owner occupied commercial real estate	1,837	—	1,837	1,727	3,394	55,503	62,461
Commercial real estate	8,290	268	8,558	105	3,591	130,683	142,937
Construction, land & land development	—	—	—	700	—	23,907	24,607
Residential mortgage	1,144	97	1,241	104	2,002	73,314	76,661
Consumer and other	—	19	19	3	—	857	879
Total acquired loans	$15,581	$822	$16,403	$4,385	$10,717	$311,639	$343,144
Total loans held for investment	$35,902	$907	$36,809	$54,829	$10,717	$3,119,753	$3,222,108

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	June 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$49,543	$3,342	$52,885
Accruing loans past due 90 days or more	85	822	907
Restructured loans - nonaccrual	901	1,043	1,944
Restructured loans - accruing	8	3,047	3,055
Total nonperforming loans	$50,537	$8,254	$58,791

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans	$56,490	$14,316	$70,806

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Impaired loans of $54.8 million and $57.3 million at June 30, 2018 and December 31, 2017 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended June 30, 2018 and 2017 was approximately $1.3 million and $1.1 million, respectively, and for the six months ended June 30, 2018 and 2017 was approximately $2.4 million and $2.8 million,  respectively.
Based on an analysis of impaired loans at June 30, 2018 and December 31, 2017, an allowance of $10.4 million and $5.7 million, respectively, was allocated to impaired loans. The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$49,277	$55	$40,013	$3
Owner occupied commercial real estate	2,318	—	—	—
Commercial real estate	2,186	—	1,993	—
Construction, land & land development	2,432	—	—	—
Residential mortgage	3,619	—	2,251	20
Consumer and other	47	—	124	1
Total originated loans	$59,879	$55	$44,381	$24

Acquired Loans
Commercial & industrial	$8,956	$119	$19,949	$133
Owner occupied commercial real estate	1,733	—	8,141	—
Commercial real estate	107	—	1,266	—
Construction, land & land development	703	—	1,440	15
Residential mortgage	45	—	1,052	9
Consumer and other	207	—	216	—
Total acquired loans	$11,751	$119	$32,064	$157
Total	$71,630	$174	$76,445	$181

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

	Six Months Ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$50,893	$115	$38,924	$11
Owner occupied commercial real estate	1,159	—	—	—
Commercial real estate	1,186	—	3,752	—
Construction, land & land development	2,918	—	—	—
Residential mortgage	3,358	—	2,455	26
Consumer and other	51	—	167	2
Total originated loans	$59,565	$115	$45,298	$39

Acquired Loans
Commercial & industrial	$9,940	$242	$24,636	$272
Owner occupied commercial real estate	1,762	—	8,507	—
Commercial real estate	111	3	1,619	—
Construction, land & land development	707	—	1,268	15
Residential mortgage	176	—	1,244	9
Consumer and other	210	—	145	—
Total acquired loans	$12,906	$245	$37,419	$296
Total	$72,471	$360	$82,717	$335

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
Originated Loans
With no related allowance recorded:
Commercial & industrial	$16,215	$16,423	$—
Owner occupied commercial real estate	1,731	1,738
Commercial real estate	175	175	—
Construction, land & land development	107	108	—
Residential mortgage	3,859	3,859	—
Total with no related allowance recorded:	$22,087	$22,303	$—

With an allowance recorded:
Commercial & industrial	$24,826	$24,889	$9,652
Owner occupied commercial real estate	3,494	3,494	531
Consumer and other	45	45	30
Total with an allowance recorded:	$28,365	$28,428	$10,213
Total originated loans	$50,452	$50,731	$10,213

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$4,594	$4,594	$—
Owner occupied commercial real estate	1,043	1,053	—
Commercial real estate	105	105	—
Construction, land & land development	700	702	—
Residential mortgage	104	105	—
Consumer and other	200	194	—
Total with no related allowance recorded:	$6,746	$6,753	$—

With an allowance recorded:
Owner occupied commercial real estate	$684	$699	$153
Consumer and other	2	3	2
Total with an allowance recorded:	$686	$702	$155
Total acquired loans	$7,432	$7,455	$155

Total:
Commercial & industrial	$45,635	$45,906	$9,652
Real estate	12,002	12,038	684
Consumer and other	247	242	32
Total	$57,884	$58,186	$10,368

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
JUNE 30, 2018
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	June 30, 2018
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$895,299	$65,009	$22,153	$11,327	$41,033	$—	$—	$1,034,821
Mortgage Warehouse	244,041	—	—	—	—	—	—	244,041
Owner Occupied Commercial Real Estate	342,441	18,036	4,649	3,341	5,225	—	—	373,692
Commercial Real Estate	799,637	77,763	23,652	47,872	175	—	—	949,099
Construction & Land Development	94,902	3,686	1,457	5,774	107	—	—	105,926
Residential Mortgage	153,588	14	59	1,011	3,859	—	—	158,531
Other Consumer	12,783	—	—	26	45	—	—	12,854
Total originated loans	$2,542,691	$164,508	$51,970	$69,351	$50,444	$—	$—	$2,878,964
Acquired Loans
Commercial & Industrial	$17,645	$6,596	$7,750	$132	$1,746	$—	$1,730	$35,599
Owner Occupied Commercial Real Estate	47,744	7,314	2,003	279	1,727	—	3,394	62,461
Commercial Real Estate	107,919	4,232	26,822	268	105	—	3,591	142,937
Construction & Land Development	11,401	11,951	—	555	700	—	—	24,607
Residential Mortgage	73,597	202	197	559	104	—	2,002	76,661
Other Consumer	657	—	200	19	3	—	—	879
Total acquired loans	$258,963	$30,295	$36,972	$1,812	$4,385	$—	$10,717	$343,144
Total loans	$2,801,654	$194,803	$88,942	$71,163	$54,829	$—	$10,717	$3,222,108

	December 31, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$889,709	$22,648	$5,605	$39,422	$45,413	$—	$—	$1,002,797
Mortgage Warehouse	220,230	—	—	—	—	—	—	220,230
Owner Occupied Commercial Real Estate	314,497	3,096	7,658	2,655	—	—	—	327,906
Commercial Real Estate	681,691	45,149	85,431	11,090	—	—	—	823,361
Construction & Land Development	121,893	970	—	10,848	3,287	—	—	136,998
Residential Mortgage	138,239	6,529	—	1,142	3,111	—	—	149,021
Other Consumer	16,113	2	—	14	49	—	—	16,178
Total originated loans	$2,382,372	$78,394	$98,694	$65,171	$51,860	$—	$—	$2,676,491
Acquired Loans
Commercial & Industrial	$38,000	$3,172	$11,101	$6,058	$1,901	$—	$3,237	$63,469
Owner Occupied Commercial Real Estate	72,592	8,499	—	285	1,886	—	4,062	87,324
Commercial Real Estate	173,765	43,775	20,129	—	312	—	6,437	244,418
Construction & Land Development	14,549	12,136	—	555	714	—	—	27,954
Residential Mortgage	85,461	1,023	202	190	454	—	2,229	89,559
Other Consumer	1,059	—	—	—	211	—	—	1,270
Total acquired loans	$385,426	$68,605	$31,432	$7,088	$5,478	$—	$15,965	$513,994
Total loans	$2,767,798	$146,999	$130,126	$72,259	$57,338	$—	$15,965	$3,190,485

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Troubled debt restructurings identified during the periods indicated were as follows:

	Six Months Ended
	June 30, 2018			June 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment

	(Dollars in thousands)
Commercial & industrial	—	$—	$—	3	$2,526	$2,509
Owner occupied commercial real estate	—	—	—	3	5,501	5,492
Construction, land & land development	—	—	—	2	831	820
Consumer and other	—	—	—	1	208	214
Total	—	$—	$—	9	$9,066	$9,035

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the six months ended June 30, 2018, the Company did not add any new troubled debt restructuring.  For the six months ended June 30, 2017, the Company added $9.1 million in new troubled debt restructuring and $9.0 million was outstanding on June 30, 2017.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $244 thousand related to $901 thousand of these loans at June 30, 2018.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES
An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance March 31, 2018	Provision	Charge-offs	Recoveries	Balance June 30, 2018

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$23,113	$2,713	$(5,300)	$1	$20,527
Owner occupied commercial real estate	2,871	480	—	—	3,351
Commercial real estate	7,766	385	—	—	8,151
Construction, land & land development	1,461	(613)	—	—	848
Residential mortgage	1,159	(52)	—	3	1,110
Consumer and other	165	39	(46)	7	165
Total originated loans	$36,535	$2,952	$(5,346)	$11	$34,152

Acquired Loans
Commercial & industrial	$42	$(26)	$—	$3	$19
Owner occupied commercial real estate	513	(360)	—	—	153
Commercial real estate	574	(289)	—	5	290
Construction, land & land development	20	18	—	—	38
Residential mortgage	539	(396)	—	287	430
Consumer and other	10	(2)	(6)	2	4
Total acquired loans	$1,698	$(1,055)	$(6)	$297	$934
Total	$38,233	$1,897	$(5,352)	$308	$35,086

	Balance March 31, 2017	Provision	Charge-offs	Recoveries	Balance June 30, 2017

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$15,155	$1,736	$(308)	$23	$16,606
Owner occupied commercial real estate	2,763	62	—	—	2,825
Commercial real estate	8,347	(162)	—	—	8,185
Construction, land & land development	1,536	40	—	—	1,576
Residential mortgage	1,119	37	—	9	1,165
Consumer and other	191	103	(126)	4	172
Total originated loans	$29,111	$1,816	$(434)	$36	$30,529

Acquired Loans
Commercial & industrial	$586	$(321)	$(158)	$50	$157
Owner occupied commercial real estate	1,064	(103)	(961)	—	—
Commercial real estate	340	144	—	3	487
Construction, land & land development	9	(6)	—	—	3
Residential mortgage	611	(20)	—	7	598
Consumer and other	215	—	—	2	217
Total acquired loans	$2,825	$(306)	$(1,119)	$62	$1,462
Total	$31,936	$1,510	$(1,553)	$98	$31,991

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

	Balance December 31, 2017	Provision	Charge-offs	Recoveries	Balance June 30, 2018

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$16,654	$11,869	$(7,999)	$3	$20,527
Owner occupied commercial real estate	2,748	603	—	—	3,351
Commercial real estate	7,738	413	—	—	8,151
Construction, land & land development	1,481	(633)	—	—	848
Residential mortgage	1,136	(31)	—	5	1,110
Consumer and other	221	(54)	(56)	54	165
Total originated loans	$29,978	$12,167	$(8,055)	$62	$34,152

Acquired Loans
Commercial & industrial	$35	$(25)	$—	$9	$19
Owner occupied commercial real estate	—	153	—	—	153
Commercial real estate	658	(375)	—	7	290
Construction, land & land development	—	38	—	—	38
Residential mortgage	542	(412)	—	300	430
Consumer and other	7	14	(20)	3	4
Total acquired loans	$1,242	$(607)	$(20)	$319	$934
Total	$31,220	$11,560	$(8,075)	$381	$35,086

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance June 30, 2017

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$9,491	$7,970	$(1,443)	$588	$16,606
Owner occupied commercial real estate	2,609	216	—	—	2,825
Commercial real estate	8,576	(391)	—	—	8,185
Construction, land & land development	1,852	(276)	—	—	1,576
Residential mortgage	1,134	(3)	—	34	1,165
Consumer and other	193	(9)	(134)	122	172
Total originated loans	$23,855	$7,507	$(1,577)	$744	$30,529

Acquired Loans
Commercial & industrial	$1,260	$(838)	$(335)	$70	$157
Owner occupied commercial real estate	—	957	(961)	4	—
Commercial real estate	437	47	—	3	487
Construction, land & land development	115	(91)	(95)	74	3
Residential mortgage	685	(126)	—	39	598
Consumer and other	12	199	—	6	217
Total acquired loans	$2,509	$148	$(1,391)	$196	$1,462
Total	$26,364	$7,655	$(2,968)	$940	$31,991

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	June 30, 2018
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,237,821	$41,041	$—	$1,278,862	$10,875	$9,652	$—	$20,527
Owner occupied commercial real estate	368,467	5,225	—	373,692	2,820	531	—	3,351
Commercial real estate	948,924	175	—	949,099	8,151	—	—	8,151
Construction, land & land development	105,819	107	—	105,926	848	—	—	848
Residential mortgage	154,672	3,859	—	158,531	1,110	—	—	1,110
Consumer and other	12,809	45	—	12,854	136	29	—	165
Total originated loans	$2,828,512	$50,452	$—	$2,878,964	$23,940	$10,212	$—	$34,152

Acquired Loans
Commercial & industrial	$29,275	$4,594	$1,730	$35,599	$19	$—	$—	$19
Owner occupied commercial real estate	57,340	1,727	3,394	62,461	—	153	—	153
Commercial real estate	139,241	105	3,591	142,937	290	—	—	290
Construction, land & land development	23,907	700	—	24,607	38	—	—	38
Residential mortgage	74,555	104	2,002	76,661	320	—	110	430
Consumer and other	677	202	—	879	1	3	—	4
Total acquired loans	$324,995	$7,432	$10,717	$343,144	$668	$156	$110	$934
Total	$3,153,507	$57,884	$10,717	$3,222,108	$24,608	$10,368	$110	$35,086

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

	December 31, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,173,371	$49,656	$—	$1,223,027	$11,245	$5,409	$—	$16,654
Owner occupied commercial real estate	327,906	—	—	327,906	2,748	—	—	2,748
Commercial real estate	823,361	—	—	823,361	7,738	—	—	7,738
Construction, land & land development	133,711	3,287	—	136,998	1,257	224	—	1,481
Residential mortgage	145,910	3,111	—	149,021	1,136	—	—	1,136
Consumer and other	16,116	62	—	16,178	191	30	—	221
Total originated loans	$2,620,375	$56,116	$—	$2,676,491	$24,315	$5,663	$—	$29,978

Acquired Loans
Commercial & industrial	$49,494	$10,738	$3,237	$63,469	$35	$—	$—	$35
Owner occupied commercial real estate	81,376	1,886	4,062	87,324	—	—	—	—
Commercial real estate	237,669	312	6,437	244,418	658	—	—	658
Construction, land & land development	27,240	714	—	27,954	—	—	—	—
Residential mortgage	86,876	454	2,229	89,559	467	—	75	542
Consumer and other	1,059	211	—	1,270	3	4	—	7
Total acquired loans	$483,714	$14,315	$15,965	$513,994	$1,163	$4	$75	$1,242
Total	$3,104,089	$70,431	$15,965	$3,190,485	$25,478	$5,667	$75	$31,220

	June 30, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,010,269	$42,085	$—	$1,052,354	$9,556	$7,050	$—	$16,606
Owner occupied commercial real estate	306,514	—	—	306,514	2,825	—	—	2,825
Commercial real estate	805,362	1,979	—	807,341	8,185	—	—	8,185
Construction, land & land development	153,522	—	—	153,522	1,576	—	—	1,576
Residential mortgage	135,879	2,039	—	137,918	1,165	—	—	1,165
Consumer and other	19,024	81	—	19,105	143	29	—	172
Total originated loans	$2,430,570	$46,184	$—	$2,476,754	$23,450	$7,079	$—	$30,529

Acquired Loans
Commercial & industrial	$74,661	$15,029	$2,288	$91,978	$—	$157	$—	$157
Owner occupied commercial real estate	88,714	6,958	5,131	100,803	—	—	—	—
Commercial real estate	291,289	—	10,607	301,896	487	—	—	487
Construction, land & land development	46,984	1,468	18	48,470	3	—	—	3
Residential mortgage	99,052	402	2,462	101,916	561	20	17	598
Consumer and other	1,323	215	—	1,538	5	212	—	217
Total acquired loans	$602,023	$24,072	$20,506	$646,601	$1,056	$389	$17	$1,462
Total	$3,032,593	$70,256	$20,506	$3,123,355	$24,506	$7,468	$17	$31,991

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

9. PREMISES AND EQUIPMENT
Premises and equipment as of the dates indicated are summarized as follows:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Land	$8,457	$7,660
Buildings and improvements	28,563	23,598
Furniture, fixtures and equipment	10,479	10,484
	47,499	41,742
Less accumulated depreciation	(18,321)	(17,740)
Total	$29,178	$24,002
Depreciation of premises and equipment totaled $453 thousand and $515 thousand for the three months ended June 30, 2018 and 2017, respectively, and $1.0 million for both the six months ended June 30, 2018 and 2017.
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
The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At June 30, 2018 and December 31, 2017, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of October 31, 2017.  Subsequent to the date of the test, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles

	(Dollars in thousands)
Balance - December 31, 2016	$85,291	$9,975
Less - amortization	—	(1,472)
Balance - December 31, 2017	$85,291	$8,503
Less amortization	—	(622)
Balance - June 30, 2018	$85,291	$7,881

Amortization of core deposit intangibles was $306 thousand and $380 thousand for the three months ended June 30, 2018 and 2017, respectively, and $622 thousand and $760 thousand for the six months ended June 30, 2018 and 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

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
Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of June 30, 2018 is as follows (dollars in thousands):

2018	$573
2019	1,080
2020	993
2021	905
2022	818
Thereafter	3,512
Total	$7,881
11. DEPOSITS
Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
2018	$493,872	$889,231
2019	629,791	247,595
2020	138,430	83,005
2021	20,699	13,922
2022	26,780	28,579
Thereafter	10,470	—
Total	$1,320,042	$1,262,332

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at June 30, 2018 and December 31, 2017, were $609.0 million and $482.0 million, respectively.

The Company had $179.5 million and $123.4 million in brokered time deposits at June 30, 2018 and December 31, 2017, respectively.  At June 30, 2018, the Company also had $75.1 million in brokered interest-bearing transaction accounts and $39.1 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 8.6% and 4.7% of total deposits at June 30, 2018 and December 31, 2017, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS
Other borrowed funds as of the dates indicated were as follows:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Federal Home Loan Bank advances	412,000	$325,000
Repurchase agreements	4,141	5,173
Total	$416,141	$330,173
Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At June 30, 2018 and December 31, 2017, total unused borrowing capacity of $777.7 million and $948.2 million, respectively, was available under this arrangement. At June 30, 2018, $412.0 million was outstanding with an average interest rate of 2.16% and all of the Company’s FHLB advances will mature within two years. At December 31, 2017, $325.0 million was outstanding with an average interest rate of 1.41% and all of the Company’s FHLB advances will mature within one year. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity decreased due to increased utilization. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.
Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its liquidity risk management program. At June 30, 2018 and December 31, 2017, $487.9 million and $384.5 million, respectively, were available under this arrangement and no borrowings were outstanding.
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
Federal Funds Purchased  — The Company has available federal funds lines of credit with its correspondent banks. As of June 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding.
13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at June 30, 2018, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.2 million at June 30, 2018. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
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
A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding as of the dates indicated were as follows:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,218)	(1,291)
Total subordinated notes	$33,782	$33,709
Subordinated Debentures Trust Preferred Securities — At June 30, 2018, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $7.9 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at June 30, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of June 30, 2018 was 2.336%.

(2)	All debentures are callable five years from issuance date.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
14. INCOME TAXES
Income tax expense for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Income tax expense for the period	$4,283	$6,985	$6,605	$10,927
Effective Tax Rate	20.7%	35.1%	20.4%	35.2%
Effective January 1, 2018, the federal statutory corporate income tax rates was reduced from 35% to 21% pursuant to the Tax Cuts and Jobs Act described below.
The effective tax rates differ from the statutory federal tax rates of 21% and 35% for the three and six months ended June 30, 2018 and 2017, respectively, largely due to the nontaxable earnings on bank owned life insurance, tax exempt interest income earned on certain investment securities and loans and excess tax benefits on exercised stock options and vested restricted stock units, less state tax expense, net of federal effect, and other non-deductible expenses.
Net deferred tax assets totaled $12.5 million and $8.8 million at June 30, 2018 and December 31, 2017, respectively. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
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
During the three months ended March 31, 2018, the Company elected early adoption of the provisions of ASU 2018-02, which allowed the Company to reclassify the effects of the statutory tax rate change on items within accumulated other comprehensive income to retained earnings. This reclassification, which reduced other comprehensive income and increased retained earnings by $1.4 million, related entirely to unrealized gains and losses on available-for-sale securities.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
During the period from December 29, 2017 through January 23, 2018, the Compensation Committee restructured performance options under the 2010 Option Plan in order to more appropriately align the incentives of the grantees with the success of the Company. As a part of this restructuring, 256,242 outstanding performance options under the 2010 Option Plan were vested and 586,119 outstanding performance options under the 2010 Option Plan were cancelled and new grants of time-based and performance based restricted stock units or "RSUs" were granted under the 2014 Plan. As of March 30, 2018, 3,393 shares were available for future grant under the 2014 Plan. On April 3, 2018, our Board approved an amendment to the 2014 Plan and at the annual meeting of shareholders held May 23, 2018 our shareholders approved the amendment to the 2014 Plan, to increase the number of shares reserved for issuance under the 2014 Plan by 650,000 shares.
Stock Options. At June 30, 2018 and December 31, 2017 there were 403,503 and 428,168 time based options outstanding under the 2014 Plan, respectively.
Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At June 30, 2018, there were 502,181 time based restricted stock units and 207,859 performance based restricted stock units outstanding under the 2014 Plan. At December 31, 2017, there were 322,875 time based restricted stock units outstanding under the 2014 Plan.
The Company has two additional stock options plans, both of which are frozen to further issuance.
The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At June 30, 2018 there were 433,094 time based options, 237,999 performance options and 305,694 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2017 there were 367,213 time based options, 992,864 performance options and 308,054 super-performance options outstanding under the 2010 Option Plan.
The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At June 30, 2018 and December 31, 2017, there were 27,500 and 87,500 options outstanding under the 2006 Option Plan, respectively.
For the three months ended June 30, 2018 and 2017, $451 thousand and $159 thousand of stock based compensation expense was recorded for the stock options, respectively, and $893 thousand and $296 thousand for the six months ended June 30, 2018 and 2017, respectively. Total restricted stock units compensation expense was $753 thousand and $196 thousand for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $406 thousand for the six months ended June 30, 2018 and 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of June 30, 2018 and December 31, 2017, there were 41,500 and 63,000 units outstanding under the SAR Plan, respectively.
For the three and six months ended June 30, 2018, a $16 thousand reversal and $111 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.  For the three and six months ended June 30, 2017, $169 thousand and $357 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded.
Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law.
The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended June 30, 2018 and 2017, were $386 thousand and $348 thousand, respectively, and for the six months ended June 30, 2018 and 2017, were $759 thousand and $704 thousand, respectively.
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

	June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$1,001,668	$274,123	$44,251	$—	$1,320,042
Federal Home Loan Bank advances	365,502	50,874	—	—	416,376
Subordinated debentures and subordinated notes	4,019	3,884	10,077	82,560	100,540
Operating leases	1,690	2,587	1,781	2,493	8,551
Total	$1,372,879	$331,468	$56,109	$85,053	$1,845,509
Payments for the FHLB advances include interest of $4.4 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $43.4 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at June 30, 2018.  Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Leases — A summary as of June 30, 2018, of the Company’s noncancelable future operating lease commitments (in thousands):

2018	$877
2019	1,610
2020	1,237
2021	1,099
2022	817
Thereafter	2,911
Total	$8,551
The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $594 thousand and $578 thousand for the three months ended June 30, 2018 and 2017, respectively, and $1.2 million for both the six months ended June 30, 2018 and 2017, respectively.
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
The following is a summary of the various financial instruments outstanding as of the date set forth:

	June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$325,665	$190,944	$85,515	$87,085	$689,209
Standby and commercial letters of credit	9,612	314	100	640	10,666
Total	$335,277	$191,258	$85,615	$87,725	$699,875
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
JUNE 30, 2018
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
The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	June 30, 2018
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$159,205	4.38 - 6.94%	LIBOR 1 month + 3.00% - 4.25%	Wtd. Avg. 3.9 years	$2,515
Interest rate caps and collars	$37,030	4.55 - 6.00%	LIBOR 1 month + 3.00% - 3.75%	Wtd. Avg. 1.2 years	$185

Correspondent interest rate swap:
Interest rate swaps - receive fixed/pay floating	$159,205	4.38 - 6.94%	LIBOR 1 month + 3.00% - 4.25%	Wtd. Avg. 3.9 years	$(2,564)
Interest rate caps and collars	$37,030	4.55 - 6.00%	LIBOR 1 month + 3.00% - 3.75%	Wtd. Avg. 1.2 years	$(185)

	December 31, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$880
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$75

Correspondent interest rate swap:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$(901)
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$(75)

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

	June 30, 2018			December 31, 2017
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Correspondent counterparty:
Interest rate swaps	$159,205	$2,757	$242	$173,304	$1,326	$448
Interest rate caps and collars	37,030	185	—	37,466	75	—
Customer counterparty:
Interest rate swaps	159,205	188	2,752	173,304	423	1,325
Interest rate caps and collars	37,030	—	185	37,466	—	75
Gross derivatives		3,130	3,179		1,824	1,848
Offsetting derivatives assets/liabilities		(122)	(122)		(369)	(369)
Net derivatives included in the consolidated balance sheets		$3,008	$3,057		$1,455	$1,479
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
Beginning on January 1, 2016, the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.  The required phase-in capital conservation buffer during 2018 is 1.875%. The capital conservation buffer, composed entirely of CET 1, is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2018 and December 31, 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.
The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	June 30, 2018
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$487,002	13.2%	$295,174	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	417,047	11.3	221,380	6.0	N/A	N/A
Common equity tier 1 capital	403,475	10.9	166,035	4.5	N/A	N/A
Tier I capital (to average assets)	417,047	10.0	167,184	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$477,452	13.0%	$294,851	8.0%	$368,564	10.0%
Tier 1 capital (to risk weighted assets)	441,279	12.0	221,138	6.0	294,851	8.0
Common equity tier 1 capital	441,279	12.0	165,854	4.5	239,566	6.5
Tier I capital (to average assets)	441,279	10.6	167,123	4.0	208,904	5.0

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. A dividend of $6.2 million was paid by the Bank to Green Bancorp during the quarter ended June 30, 2018. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the year ended December 31, 2017.

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
JUNE 30, 2018
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

	June 30, 2018
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial Assets:
Available-for-sale securities	$—	$635,333	$—	$635,333
Loans held for sale	—	4,992	—	4,992
Correspondent interest rate swaps	—	2,757	—	2,757
Customer interest rate swaps	—	188	—	188
Correspondent interest rate caps and collars	—	185	—	185

Financial Liabilities:
Correspondent interest rate swaps	$—	$242	$—	$242
Customer interest rate swaps	—	2,752	—	2,752
Customer interest rate caps and collars	—	185	—	185

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

The following tables present the assets that were subject to fair value adjustments during the periods indicated, which were still on the balance sheet at the end of the reporting periods:

	June 30, 2018
	Level 3	Total	Losses for the Six Months Ended June 30, 2018

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$28,535	$28,535	$8,598
Other real estate owned	—	—	—

	June 30, 2017
	Level 3	Total	Losses for the Six Months Ended June 30, 2017

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$26,265	$26,265	$7,152
Other real estate owned	—	—	—

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$231,251	$231,251	$—	$—	$231,251
Available-for-sale securities	635,333	—	635,333	—	635,333
Held-to-maturity securities	64,530	—	63,993	—	63,993
Other securities	42,962	42,962	—	—	42,962
Loans held for sale	4,992	—	4,992	—	4,992
Loans held for investment, net of allowance	3,187,022	—	—	3,201,649	3,201,649
Real estate acquired by foreclosure	802	—	—	802	802
Total	$4,166,892	$274,213	$704,318	$3,202,451	$4,180,982

Financial Liabilities:
Deposits	$3,426,050	$—	$3,429,588	$—	$3,429,588
Securities sold under agreements to repurchase	4,141	—	4,141	—	4,141
Other borrowed funds	412,000	—	412,026	—	412,026
Subordinated debentures and subordinated notes	48,019	—	46,170	—	46,170
Total	$3,890,210	$—	$3,891,925	$—	$3,891,925

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$140,681	$140,681	$—	$—	$140,681
Available-for-sale securities	705,539	—	705,539	—	705,539
Held-to-maturity securities	13,275	—	13,146	—	13,146
Other securities	26,617	26,617	—	—	26,617
Loans held for sale	7,156	—	7,156	—	7,156
Loans held for investment	3,190,485	—	—	3,206,145	3,206,145
Real estate acquired by foreclosure	802	—	—	802	802
Total	$4,084,555	$167,298	$725,841	$3,206,947	$4,100,086

Financial Liabilities:
Deposits	$3,397,143	$—	$3,392,144	$—	$3,392,144
Securities sold under agreements to repurchase	5,173	—	5,173	—	5,173
Other borrowed funds	325,000	—	324,873	—	324,873
Subordinated debentures and subordinated notes	47,737	—	45,356	—	45,356
Total	$3,775,053	$—	$3,767,546	$—	$3,767,546

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
(Unaudited)

20. SUBSEQUENT EVENTS

Declaration of Dividends — On July 23, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of its outstanding common stock, payable August 23, 2018, to shareholders of record as of August 9, 2018.

Pending Merger with Veritex Holdings, Inc. — On July 23, 2018, the Company, Veritex, the parent holding company of Veritex Bank, and Merger Sub entered into an Agreement and Plan of Reorganization (the “Merger Agreement”), pursuant to which, subject to the terms and conditions of the Merger Agreement, among other things, (i) Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Veritex, (ii) immediately thereafter, the Company (as the surviving corporation in the Merger) will merge with and into Veritex (together with the Merger, the “Holdco Mergers”), with Veritex being the surviving corporation and (iii) immediately thereafter, Green Bank will merge with and into Veritex Bank, with Veritex Bank continuing as the surviving bank (together with the Holdco Mergers, the “Merger Transactions”).

Upon the consummation of the Merger, each share of Company common stock will be converted into the right to receive 0.79 shares of Veritex Common Stock.

*****

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
Overview
We are a Texas focused bank holding company headquartered in Houston, Texas. Our wholly owned subsidiary, Green Bank, N.A., a nationally chartered commercial bank, provides commercial and private banking services primarily to Texas based customers through twenty-one full service branches in the Houston and Dallas MSAs and other markets. The Houston and Dallas MSAs are our target markets, and we believe their growing economies and attractive demographics, together with our scalable platform, provide us with opportunities for long‑term and sustainable growth. Our emphasis is on continuing to expand our existing business by executing on our proven business model as well as pursuing select strategic acquisitions and attracting additional talented portfolio bankers.
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
Total assets were $4.4 billion as of June 30, 2018 compared with $4.3 billion as of December 31, 2017, an increase of $129.8 million or 3.0%. Total deposits were $3.4 billion as of June 30, 2018 compared with $3.4 billion as of December 31, 2017, an increase of $28.9 million or 0.9%. Total loans held for investment were $3.2 billion at June 30, 2018, an increase of $31.6 million, or 1.0%, compared with $3.2 billion as of December 31, 2017.  Loans held for sale were $5.0 million at June 30, 2018 compared with $7.2 million as of December 31, 2017, a decrease of $2.2 million or 30.2%.  At June 30, 2018 and December 31, 2017, we had $54.8 million and $57.3 million, respectively, in non-accrual loans and our allowance for loan losses was $35.1 million and $31.2 million, respectively. Shareholders’ equity was $479.5 million and $463.8 million at June 30, 2018 and December 31, 2017, respectively.
Merger Agreement

On July 23, 2018, the Company, Veritex and Merger Sub entered into the Merger Agreement, pursuant to which, subject to the terms and conditions of the Merger Agreement, among other things, (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Veritex, (ii) immediately thereafter, the Company, with Veritex being the surviving corporation and (iii) immediately thereafter, Green Bank will merge with and into Veritex Bank, with Veritex Bank continuing as the surviving bank.

Upon the consummation of the Merger, each share of Company common stock will be converted into the right to receive 0.79 shares of Veritex Common Stock.

The Merger Agreement contains customary representations and warranties and covenants by the Company and Veritex, including, among others, covenants relating to (1) the conduct of each party’s business during the period prior to the consummation of the Merger, (2) each party’s obligations to facilitate its shareholders’ consideration of, and voting upon, the Merger Agreement and the Merger, in the case of the Company, and the issuance of shares of Veritex Common Stock in connection with the Merger (the “Share Issuance”), in the case of Veritex, (3) the recommendation by the parties’ respective boards of directors in favor of approval of the Merger Agreement and the Merger Transactions, in the case of the Company, and the Share Issuance, in the case of Veritex, and (4) the Company’s non-solicitation obligations relating to alternative business combination transactions. Furthermore, the Merger Agreement provides that, following the consummation of the Merger, the Veritex board will consist of nine members, six of whom are current members of the Veritex board and three of whom are current members of the Company board.

The transaction is subject to customary closing conditions, including, among others, (1) approval of the Merger by the shareholders of the Company and the approval of the Share Issuance by the shareholders of Veritex, (2) receipt of required regulatory approvals, (3) the absence of any law or order prohibiting the consummation of the transactions contemplated by the Merger Agreement (including the Merger Transactions), (4) the effectiveness of the registration statement for the Veritex Common Stock to be issued in the Merger, (5) the approval of the listing on the Nasdaq Global Market of the Veritex Common Stock to be issued in the Merger and (6) the receipt of regulatory approvals without the imposition of a condition that would reasonably be expected to be materially financially burdensome to the business, operations, financial condition or results of operations of the surviving corporation.

Each party’s obligation to consummate the Merger Transactions is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement and (3) receipt by such party of an opinion from its counsel to the effect that the Holdco Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger Agreement provides certain termination rights for both the Company and Veritex and further provides that a termination fee of $40,000,000 will be payable by either the Company or Veritex, as applicable, upon termination of the Merger Agreement under certain circumstances.
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

Hurricane Harvey

In late August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston. The Company currently operates 11 branches in the greater Houston area.  As of June 30, 2018, the Company has not experienced any material financial impact related to Hurricane Harvey.
Results of Operations
Three months ended June 30, 2018 compared with three months ended June 30, 2017.  Net income was $16.4 million for the three months ended June 30, 2018 compared with net income of $12.9 million for the three months ended June 30, 2017, an increase of $3.5 million, or 27.3%.  Net earnings per diluted common share was $0.44 for the three months ended June 30, 2018 compared with net earnings per diluted common share of $0.35 for the same period in 2017, an increase of $0.09.  The Company recorded a provision for loan losses of $1.9 million for the three months ended June 30, 2018. The second quarter 2018 provision was primarily due to the addition of general reserves due primarily to loan growth and $956 thousand related to energy loans. We experienced returns on average common equity of 13.96% and 11.62%, returns on average assets of 1.54% and 1.26% and efficiency ratios of 50.0% and 47.8% for the three months ended June 30, 2018 and 2017, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.
Six months ended June 30, 2018 compared with six months ended June 30, 2017.  For the six months ended months ended June 30, 2018, net income was $25.8 million compared with a net income of $20.1 million for the same period in 2017, an increase of $5.7 million, or 28.2%. Earnings per common share on a diluted basis was $0.69 for the six months ended June 30, 2018 compared with net income per diluted common share of $0.54 for the same period in 2017, an increase of $0.15. The Company recorded a provision for loan losses of $11.6 million for the six months ended June 30, 2018, which included $4.7 million in reserves on the energy portfolio and $5.9 million for a syndicated healthcare credit. The provision increased $3.9 million from the same period in 2017, primarily due to the syndicated healthcare credit reserve recorded in 2018, offset by a $1.9 million decrease in provision for the energy portfolio.  We experienced returns on average common equity of 11.09% and 9.21%, returns on average assets of 1.23% and 1.00% and efficiency ratios of 50.4% and 51.1% for the six months ended June 30, 2018 and 2017, respectively.
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
Three months ended June 30, 2018 compared with three months ended June 30, 2017. Net interest income before the provision for loan losses for the three months ended June 30, 2018 was $39.8 million compared with $35.3 million for the three months ended June 30, 2017, an increase of $4.5 million, or 12.6%.  The increase was primarily due to increases of $6.0 million, or 15.6%, in the interest earned on loans and $806 thousand, or 20.5%, in interest income on securities, offset by increases of $1.0 million, or 187.1%, in expense for other borrowed funds, a $926 thousand, or 24.5%, in interest expense on certificates and other time deposits and a $793 thousand, or 35.6%, in interest expense on transaction and saving deposits. Interest income was $50.2 million for the three months ended June 30, 2018, an increase of $7.3 million, or 17.0%, compared with the three months ended June 30, 2017. Interest income on loans was $44.5 million for the three months ended June 30, 2018, an increase of $6.0 million, or 15.6%, compared with the three months ended June 30, 2017, due to a 63 basis point increase in the average yield and a $84.6 million increase in average balance. Interest income on securities was $4.7 million for the three months ended June 30, 2018, an increase of $806 thousand compared with the three months ended June 30, 2017, due to a 34 basis point increase in the average yield and a $34.8 million, or 5.1%, increase in the average balance.  Interest income earned on deposits in financial institutions and federal funds sold increased $328 thousand to $659 thousand for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to a 84 basis point increase in average yield and a $14.3 million increase in the average balance. Interest expense was $10.5 million for the three months ended June 30, 2018, an increase of $2.8 million, or 37.0%, compared with the three months ended June 30, 2017.  Interest expense on deposits was $7.7 million for the three months ended June 30, 2018, an increase of $1.7 million, or 28.6%, compared with the three months ended June 30, 2017, due to a 30 basis point increase in the average cost of interest-bearing deposits, offset by a decrease of $88.3 million in the average balance.  Interest expense on other borrowed funds was $1.6 million for the three months ended June 30, 2018, an increase of $1.0 million, compared with the three months ended June 30, 2017, due to the $92.1 million increase in average outstanding balance and a 105 basis point increase in average rate.  For the three months ended June 30, 2018, average noninterest-bearing deposits increased $121.1 million from $692.4 million during the three months ended June 30, 2017 to $813.5 million for the three months ended June 30, 2018. Total cost of funds, including noninterest-bearing deposits, increased 28 basis points to 1.12% for the three months ended June 30, 2018 compared to 0.84% for the same period in 2017.
Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended June 30, 2018 was 3.94%, an increase of 31 basis points compared with 3.63% for the same period in 2017.
Six months ended June 30, 2018 compared with six months ended June 30, 2017. Net interest income before the provision for loan losses for the six months ended June 30, 2018 was $78.0 million compared with $67.9 million for the six months ended June 30, 2017, an increase of $10.1 million, or 14.8%.  The increase was primarily due to a $11.4 million, or 15.3%, increase in the interest earned on loans, a $2.8 million, or 42.7%, increase in interest income on securities, offset by a $2.7 million increase in interest expense on deposits and a $2.1 million increase in expense for other borrowed funds. Interest income was $97.4 million for the six months ended June 30, 2018, an increase of $14.9 million, or 18.0%, compared with the six months ended June 30, 2017.  Interest income on loans was $86.3 million for the six months ended June 30, 2018, an increase of $11.4 million, or 15.3%, compared with the six months ended June 30, 2017, due to a 60 basis point increase in the in average yield and a $89.1 million increase in average balance.  Interest income on securities was $9.3 million for the six months ended June 30, 2018, an increase of $2.8 million, or 42.7%, compared with the six months ended June 30, 2017, due to a 51 basis point increase in the average yield and a $91.1 million increase in the average balance.  Interest income earned on deposits in financial institutions and federal funds sold increased $412 thousand to $1.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to a 80 basis point increase in average yield, offset by a $23.6 million decrease in the average balance.  Interest expense was $19.4 million for the six months ended June 30, 2018, an increase of $4.8 million, or 33.2%, compared with the six months ended June 30, 2017.  Interest expense on deposits was $14.3 million for the six months ended June 30, 2018, an increase of $2.7 million, or 23.0%, compared with the six months ended June 30, 2017, primarily due to a 25 basis point increase in the average cost of interest-bearing deposits offset by a decrease of $115.7 million in the average balance.  Interest expense on other borrowed funds was $2.9 million for the three months ended June 30, 2018, an increase of $2.1 million, compared with the three months ended June 30, 2017, due to a 98 basis point increase in average rate and a $122.9 million increase in average balance. For the six months ended June 30, 2018, average noninterest-bearing deposits increased $131.3 million from $668.4 million during the six months ended June 30, 2017 to $799.7 million for the six months ended June 30, 2018.  Total cost of funds, including noninterest-bearing deposits, increased 23 basis points to 1.04% for the six months ended June 30, 2018 compared to 0.81% for the same period in 2017.
Net interest margin, defined as net interest income divided by average interest-earning assets, for the six months ended June 30, 2018 was 3.91%, an increase of 36 basis points compared with 3.55% for the same period in 2017.

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

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$3,157,297	$44,479	5.65%	$3,072,674	$38,476	5.02%
Securities	713,707	4,734	2.66%	678,886	3,928	2.32%
Other investments	39,660	341	3.45%	22,932	197	3.45%
Interest earning deposits in financial institutions and federal funds sold	138,916	659	1.90%	124,663	331	1.06%
Total interest-earning assets	4,049,580	50,213	4.97%	3,899,155	42,932	4.42%

Allowance for loan losses	(36,863)			(32,036)
Noninterest-earning assets	240,640			229,267
Total assets	$4,253,357			$4,096,386

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,290,065	$3,023	0.94%	$1,361,929	$2,230	0.66%
Certificates and other time deposits	1,293,055	4,712	1.46%	1,309,477	3,786	1.16%
Securities sold under agreements to repurchase	4,941	2	0.16%	4,457	2	0.18%
Other borrowed funds	310,022	1,606	2.08%	217,896	558	1.03%
Subordinated debentures and subordinated notes	47,956	1,109	9.28%	47,376	1,051	8.90%
Total interest-bearing liabilities	2,946,039	10,452	1.42%	2,941,135	7,627	1.04%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	813,512			692,379
Other liabilities	21,848			17,538
Total liabilities	3,781,399			3,651,052
Shareholders’ equity	471,958			445,334
Total liabilities and shareholders’ equity	$4,253,357			$4,096,386

Net interest rate spread			3.55%			3.38%
Net interest income and margin(2)		$39,761	3.94%		$35,305	3.63%

(1) Loans held for sale and nonaccrual loans are included in the loan averages.
(2) The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$3,143,129	$86,278	5.54%	$3,054,013	$74,847	4.94%
Securities	716,757	9,292	2.61%	625,676	6,511	2.10%
Other investments	35,948	641	3.60%	20,930	385	3.71%
Interest earning deposits in financial institutions and federal funds sold	131,741	1,152	1.76%	155,371	740	0.96%
Total interest-earning assets	4,027,575	97,363	4.87%	3,855,990	82,483	4.31%

Allowance for loan losses	(34,561)			(29,865)
Noninterest-earning assets	235,898			230,659
Total assets	$4,228,912			$4,056,784

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,295,948	$5,487	0.85%	$1,372,247	$4,208	0.62%
Certificates and other time deposits	1,277,934	8,783	1.39%	1,317,359	7,393	1.13%
Securities sold under agreements to repurchase	5,070	4	0.16%	3,978	3	0.15%
Other borrowed funds	312,414	2,898	1.87%	189,494	839	0.89%
Subordinated debentures and subordinated notes	47,885	2,188	9.21%	47,463	2,092	8.89%
Total interest-bearing liabilities	2,939,251	19,360	1.33%	2,930,541	14,535	1.00%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	799,725			668,429
Other liabilities	20,935			17,273
Total liabilities	3,759,911			3,616,243
Shareholders’ equity	469,001			440,541
Total liabilities and shareholders’ equity	$4,228,912			$4,056,784

Net interest rate spread			3.54%			3.31%
Net interest income and margin(2)		$78,003	3.91%		$67,948	3.55%
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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans, including fees	1,060	$4,943	6,003	2,184	$9,247	11,431
Securities	201	605	806	948	1,833	2,781
Other investments	144	—	144	276	(20)	256
Interest-earning deposits in financial institutions and federal funds sold	38	290	328	(113)	525	412
Total increase in interest income	1,443	5,838	7,281	3,295	11,585	14,880

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	(118)	$911	793	(234)	$1,513	1,279
Certificates and other time deposits	(47)	$973	926	(221)	$1,611	1,390
Securities sold under agreements to repurchase	—	$—	—	1	$—	1
Other borrowings	236	$812	1,048	544	$1,515	2,059
Subordinated debentures and subordinated notes	13	$45	58	19	$77	96
Total increase in interest expense	84	2,741	2,825	109	4,716	4,825
Increase in net interest income	$1,359	$3,097	$4,456	$3,186	$6,869	$10,055
Provision for loan losses
Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2018 was $35.1 million, representing 1.09% of total loans, excluding loans held for sale, as of such date.
Three months ended June 30, 2018 compared with three months ended June 30, 2017.  We recorded $1.9 million in provision for loan losses for the three months ended June 30, 2018 compared with $1.5 million in provision for the same period in 2017. The second quarter of 2018 provision was primarily due to the addition of general reserves due primarily to loan growth and $956 thousand related to energy loans. Net charge-offs for the three months ended June 30, 2018 were $5.0 million compared with net charge offs of $1.5 million for the three months ended June 30, 2017. This increase reflected an increase in gross charge-offs from $1.6 million to $5.4 million for the three months ended June 30, 2017 and 2018, respectively, and an increase in recoveries from $98 thousand to $308 thousand for the three months ended June 30, 2017 and 2018, respectively.  Net charge-offs included partial charge-offs of $3.8 million in energy loans for the three months ended June 30, 2018, in comparison to $154 thousand for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017.  The provision for loan losses for the six months ended June 30, 2018 was $11.6 million compared with $7.7 million for the same period in 2017.  The provision recorded for the six months ended June 30, 2017, included $4.7 million in reserves on the energy portfolio and $5.9 million for a syndicated healthcare credit. Net charge offs for the six months ended June 30, 2018 were $7.7 million compared with $2.0 million for the six months ended June 30, 2017. This increase reflected an increase in gross charge-offs from $3.0 million to $8.1 million, and a decrease in recoveries from $940 thousand to $381 thousand for the six months ended June 30, 2017 and 2018, respectively.  Net charge-offs related to energy loans totaled $6.5 million for the six months ended June 30, 2018, in comparison to $1.2 million for the six months ended June 30, 2017.
Noninterest Income
Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on sale of the guaranteed portion of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.
For the three months ended June 30, 2018, noninterest income totaled $5.5 million, a decrease of $214 thousand, or 3.8%, compared with the three months ended June 30, 2017. The decrease was primarily due to decreases of $388 thousand in derivative income, $228 thousand in gain on sale of available for sale securities, $222 thousand in net gain on held for sale loans and $110 thousand in loan fees, offset by a $379 thousand increase in customer service fees and a $234 thousand increase in gain on sale of guaranteed portion of loans.
For the six months ended June 30, 2018, noninterest income totaled $10.6 million, a decrease of $551 thousand, or 4.9%, compared with the six months ended June 30, 2017. This decrease was primarily due to decreases of $752 thousand in gain on sale of the guaranteed portion of loans, $228 thousand in gain on sale of available for sale securities and $111 thousand in loan fees, offset by a $508 thousand increase in customer service fees.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Customer service fees	$2,578	$2,199	$4,973	$4,465
Loan fees	996	1,106	1,829	1,940
Gain on sale of available-for-sale securities, net	66	294	66	294
Gain on loans held-for-sale, net	—	222	—	84
Gain on sale of guaranteed portion of loans	1,112	878	2,053	2,805
Other	733	1,000	1,722	1,606
Total noninterest income	$5,485	$5,699	$10,643	$11,194
Noninterest Expense
For the three months ended June 30, 2018, noninterest expense totaled $22.6 million, an increase of $3.0 million, or 15.5%, compared with the three months ended June 30, 2017. The increase was primarily due to increases of $1.1 million in the reserve for unfunded commitments, $987 thousand in salaries and employee benefits, $273 thousand in professional and regulatory fees and $265 thousand in software license and maintenance, in addition to smaller change in other noninterest expense categories.
For the six months ended June 30, 2018, noninterest expense totaled $44.7 million, an increase of $4.2 million, or 10.5%, compared with the six months ended June 30, 2017.  The increase is primarily due to increases of $2.2 million in salaries and employee benefits, $1.6 million in the reserve for unfunded commitments, a $492 thousand in software license and maintenance, and $295 thousand in occupancy, offset by decreases of $499 thousand in real estate acquired by foreclosure and $387 thousand in loan related expenses.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Salaries and employee benefits (1)	$13,640	$12,653	$27,241	$25,059
Non-staff expenses:
Occupancy	2,263	2,048	4,340	4,045
Professional and regulatory fees	2,172	1,899	4,433	4,296
Data processing	1,029	995	2,001	1,903
Software license and maintenance	703	438	1,419	927
Marketing	257	163	433	362
Loan related	467	301	514	901
Real estate acquired by foreclosure, net	4	223	16	515
Other	2,110	891	4,301	2,442
Total noninterest expense	$22,645	$19,611	$44,698	$40,450

(1)
Total salaries and employee benefits include stock based compensation expense of $1.2 million and $524 thousand for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 50.0% for the three months ended June 30, 2018, compared with 47.8% for the three months ended June 30, 2017.
Our efficiency ratio was 50.4% and 51.1% for the six months ended June 30, 2018 and 2017, respectively.  The improvement was due to a higher increase in net interest income compared to the increase in noninterest expense.
Income Taxes
For the three months ended June 30, 2018, income tax expense was $4.3 million, a decrease of $2.7 million or 38.7%, compared with income tax expense of $7.0 million for the same period in 2017.  The decrease was primarily attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which made the applicable federal statutory corporate income tax rate 21.0% effective January 1, 2018.  The effective income tax rate for the three months ended June 30, 2018 and 2017 was 20.7% and 35.1%, respectively, as compared to the U.S. statutory rate of 21.0% and 35.0%, respectively.
For the six months ended June 30, 2018, income tax expense was $6.6 million, a decrease of $4.3 million, or 39.6%, compared with income tax expense of $10.9 million for the same period in 2017.  The decrease was primarily attributable to the reduction in the U.S. statutory rate previously discussed. The effective income tax rate for the six months ended months ended June 30, 2018 and 2017 was 20.4% and 35.2%, respectively.

Financial Condition
Loan Portfolio
At June 30, 2018, total loans held for investment were $3.2 billion, an increase of $31.6 million, or 1.0%, compared with December 31, 2017.  The increase was primarily due to increases of $24.3 million in commercial real estate loans, $23.8 million in mortgage warehouse loans and $20.9 million in owner occupied commercial loans, offset by reductions of $34.4 million in construction and land loans, $3.7 million in consumer and other loans and $3.4 million in residential mortgage.  At June 30, 2018, energy loans totaled $40.1 million, or 1.2% of total loans.
At June 30, 2018, total loans held for sale were $5.0 million, a decrease of $2.2 million, or 30.2%, compared with December 31, 2017. SBA loans comprise the balance of loans held for sale at June 30, 2018.
The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	June 30, 2018
	Originated	Acquired	Total	Percent

	(Dollars in thousands)
Commercial & industrial	$1,034,821	$35,599	$1,070,420	33.2%
Mortgage warehouse	244,041	—	244,041	7.6
Real estate:
Owner occupied commercial real estate	373,692	62,461	436,153	13.5
Commercial real estate	949,099	142,937	1,092,036	33.9
Construction, land & land development	105,926	24,607	130,533	4.1
Residential mortgage	158,531	76,661	235,192	7.3
Consumer and other	12,854	879	13,733	0.4
Total loans held for investment	$2,878,964	$343,144	$3,222,108	100.0%

Total loans held for sale	$4,992	$—	$4,992	100.0%

	December 31, 2017
	Originated	Acquired	Total	Percent

	(Dollars in thousands)
Commercial & industrial	$1,002,797	$63,469	$1,066,266	33.4%
Mortgage warehouse	220,230	—	220,230	6.9
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230	13.0
Commercial real estate	823,361	244,418	1,067,779	33.5
Construction, land & land development	136,998	27,954	164,952	5.2
Residential mortgage	149,021	89,559	238,580	7.5
Consumer and other	16,178	1,270	17,448	0.5
Total loans held for investment	$2,676,491	$513,994	$3,190,485	100.0%

Total loans held for sale	$7,156	$—	$7,156	100.0%

At June 30, 2018, total energy exposure was $40.1 million within loans held for investment.  This represents energy exposure of 1.2% of loans held for investment.  Reserved-based energy loans held for investment represented approximately 0.4% and 0.6% of total funded loans as of both June 30, 2018 and December 31, 2017, respectively. Energy-related service industry loans represented approximately 0.8% and 1.1% of total funded loans as of June 30, 2018 and December 31, 2017, respectively.  As of June 30, 2018 and December 31, 2017, $14.3 million and $19.2 million of reserved-based energy loans and $10.1 million and $17.5 million of energy-related service industry loans were impaired, respectively.
Nonperforming Loans
Nonperforming loans held for investment include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $58.8 million in nonperforming loans held for investment at June 30, 2018, compared with $70.8 million at December 31, 2017. The ratio of nonperforming loans to total loans was 1.82% at June 30, 2018 compared with 2.22% at December 31, 2017.
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
The following tables present information regarding nonperforming loans at the dates indicated:

	June 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$49,543	$3,342	$52,885
Accruing loans past due 90 days or more	85	822	907
Restructured loans - nonaccrual	901	1,043	1,944
Restructured loans - accruing	8	3,047	3,055
Total nonperforming loans held for investment	$50,537	$8,254	$58,791

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans held for investment	$56,490	$14,316	$70,806

Allowance for loan losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at June 30, 2018 was $35.1 million, representing 1.09% of total loans, excluding loans held for sale, compared with $31.2 million, or 0.98% of total loans, excluding loans held for sale, at December 31, 2017. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.
The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Six Months Ended June 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Average loans outstanding (1)	$2,741,462	$397,377	$3,138,839
Total loans outstanding at end of period (1)	2,878,964	343,144	3,222,108
Allowance for loan losses at beginning of period	29,978	1,242	31,220
Provision for loan losses	12,167	(607)	11,560
Charge-offs:
Commercial and industrial	(7,999)	—	(7,999)
Consumer and Other	(56)	(20)	(76)
Total charge-offs	(8,055)	(20)	(8,075)
Recoveries:
Commercial and industrial	3	9	12
Commercial real estate	—	7	7
Residential mortgage	5	300	305
Consumer and Other	54	3	57
Total recoveries	62	319	381
Net charge-offs	(7,993)	299	(7,694)
Allowance for loan losses at end of period	$34,152	$934	$35,086

Ratio of allowance to end of period loans	1.19%	0.27%	1.09%
Ratio of net charge-offs (recoveries) to average loans	0.29%	(0.08)%	0.25%

(1)	Excluding loans held for sale

	As of and for the Six Months Ended June 30, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Average loans outstanding (1)	$2,310,377	$724,319	$3,034,696
Total loans outstanding at end of period (1)	2,476,754	646,601	3,123,355
Allowance for loan losses at beginning of period	23,855	2,509	26,364
Provision for loan losses	7,507	148	7,655
Charge-offs:
Commercial and industrial	(1,443)	(335)	(1,778)
Owner occupied commercial real estate	—	(961)	(961)
Residential mortgage	—	(95)	(95)
Consumer and Other	(134)	—	(134)
Total charge-offs	(1,577)	(1,391)	(2,968)
Recoveries:
Commercial and industrial	588	70	658
Owner occupied commercial real estate	—	4	4
Commercial real estate	—	3	3
Construction, land & land development	—	74	74
Residential mortgage	34	39	73
Consumer and Other	122	6	128
Total recoveries	744	196	940
Net charge-offs	(833)	(1,195)	(2,028)
Allowance for loan losses at end of period	$30,529	$1,462	$31,991

Ratio of allowance to end of period loans	1.23%	0.23%	1.02%
Ratio of net charge-offs to average loans	0.04%	0.16%	0.07%

(1)	Excluding loans held for sale

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
We believe that the allowance for loan losses at June 30, 2018 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2018.
Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2018, the carrying amount of investment securities totaled $699.9 million, a decrease of $19.0 million, or 2.6%, compared with $718.8 million at December 31, 2017. At June 30, 2018, securities represented 15.9% of total assets compared with 16.9% at December 31, 2017.
Securities with fair value of $50.0 million were transferred from available-for-sale to held-to-maturity classification during the quarter ended March 31, 2018. The related unrealized loss at the date of transfer of $2.2 million remained in accumulated other comprehensive income and will be amortized over the remaining term of the securities. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income as of June 30, 2018 totaled $2.1 million.

The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$99,125	$74	$(1,982)	$97,217
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	227,164	—	(7,095)	220,069
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,823	—	(2,823)	63,000
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	211,291	—	(7,035)	204,256
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	35,990	—	(1,341)	34,649
Corporate debt securities	15,913	53	(61)	15,905
Obligations of municipal subdivisions	236	1	—	237
Total	$655,542	$128	$(20,337)	$635,333

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$11,352	$25	$(389)	$10,988
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	—	(90)	2,398
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	44,499	60	(138)	44,421
Obligations of municipal subdivisions	6,191	—	(5)	6,186
Total	$64,530	$85	$(622)	$63,993

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$104,111	$129	$(948)	$103,292
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	250,580	297	(1,701)	249,176
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	—	(500)	65,486
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	234,881	—	(6,434)	228,447
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	—	(472)	35,679
Corporate debt securities	5,789	5	—	5,794
Obligations of municipal subdivisions	6,672	—	(45)	6,627
CRA qualified investment fund	11,337	—	(299)	11,038
Total	$715,507	$431	$(10,399)	$705,539

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,841	$61	$(170)	$10,732
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	—	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	—	(20)	2,414
Obligations of municipal subdivisions	—	—	—	—
Total	$13,275	$61	$(190)	$13,146
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
Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of June 30, 2018, management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of June 30, 2018, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first six months of 2018 or the 2017 fiscal year.

Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits at June 30, 2018 were $3.4 billion, an increase of $28.9 million, or 0.9%, compared to $3.4 billion at December 31, 2017, comprised of a $57.7 million increase in time deposits and a $21.5 million increase in noninterest-bearing deposits, offset by a $50.3 million decrease in money market and savings deposits.  Noninterest bearing deposits at June 30, 2018 were $824.8 million compared with $803.2 million at December 31, 2017, an increase of $21.5 million, or 2.7%. The increase in noninterest-bearing deposits is due to continued efforts by our portfolio bankers with a focus on business accounts. Interest bearing deposits at June 30, 2018 were $2.6 billion, an increase of $7.4 million compared with December 31, 2017.
The Company had $179.5 million and $123.4 million in brokered time deposits at June 30, 2018 and December 31, 2017, respectively.  At June 30, 2018, the Company also had $75.1 million in brokered interest-bearing transaction accounts and $39.1 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 8.6% and 4.7% of total deposits at June 30, 2018 and December 31, 2017, respectively.  The Company utilizes brokered deposits to enhance liquidity.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Six Months Ended June 30,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Interest-bearing transaction deposits	$222,762	0.34%	$199,219	0.13%
Money market and savings deposits	1,073,186	0.96	1,173,028	0.70
Certificates and other time deposits	1,277,934	1.39	1,317,359	1.13
Total interest-bearing deposits	$2,573,882	1.12	$2,689,606	0.87
Noninterest-bearing deposits	799,725	—	668,429	—
Total deposits	$3,373,607	0.85%	$3,358,035	0.70%

Other Borrowed Funds
The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Federal Home Loan Bank advances	$412,000	$325,000
Repurchase agreements	4,141	5,173
Total	$412,000	$325,000
FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At June 30, 2018 and December 31, 2017, total unused borrowing capacity of $777.7 million and $948.2 million, respectively, was available under this arrangement. At June 30, 2018, $412.0 million was outstanding with an average interest rate of 2.16% and all of the Company’s FHLB advances will mature within two year. At December 31, 2017, $325.0 million was outstanding with an average interest rate of 1.41% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity decreased due to increased utilization. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.

Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our liquidity risk management program. At June 30, 2018 and December 31, 2017, $487.9 million and $384.5 million, respectively, were available under this arrangement and no borrowings were outstanding.
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
Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of June 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding.
Subordinated Debentures and Subordinated Notes
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at June 30, 2018, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.
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
Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.2 million at June 30, 2018. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
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

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at the dates indicated is set forth in the table below:

	June 30, 2018	December 31, 2017

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,218)	(1,291)
Total subordinated notes	$33,782	$33,709
Subordinated Debentures Trust Preferred Securities — At June 30, 2018, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $7.9 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at June 30, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of June 30, 2018 was 2.336%.

(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the six months ended June 30, 2018 and 2017, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. We expect capital resources and liquidity will be sufficient for at least the next twelve months.
As of June 30, 2018, we had outstanding $689.2 million in commitments to extend credit and $10.7 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of June 30, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of June 30, 2018, we had cash and cash equivalents of $231.3 million, an increase of $90.6 million compared with $140.7 million as of December 31, 2017.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of June 30, 2018 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures and subordinated notes, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $4.4 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $43.4 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at June 30, 2018.  Payments related to leases are based on actual payments specified in underlying contracts.

	June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$1,001,668	$274,123	$44,251	$—	$1,320,042
Federal Home Loan Bank advances	365,502	50,874	—	—	416,376
Subordinated debentures and subordinated notes	4,019	3,884	10,077	82,560	100,540
Operating leases	1,690	2,587	1,781	2,493	8,551
Total	$1,372,879	$331,468	$56,109	$85,053	$1,845,509
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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of June 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	June 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$325,665	$190,944	$85,515	$87,085	$689,209
Standby and commercial letters of credit	9,612	314	100	640	10,666
Total	$335,277	$191,258	$85,615	$87,725	$699,875
Capital Resources
Total shareholders’ equity was $479.5 million at June 30, 2018, an increase of $15.7 million, or 3.4%, compared with $463.8 million at December 31, 2017. The increase was the result of net income of $25.8 million for the six month period, plus the $2.4 million increase due to stock compensation expense and the $1.8 million net change for proceeds from the exercise of stock options, offset by the $10.4 million change in the value of available for sale securities recognized in other accumulated comprehensive earnings and the $3.7 million dividend payment to shareholders.
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
The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of June 30, 2018 and December 31, 2017 to the minimum and well capitalized regulatory standards:

	June 30, 2018
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$487,002	13.2%	$295,174	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	417,047	11.3	221,380	6.0	N/A	N/A
Common equity tier 1 capital	403,475	10.9	166,035	4.5	N/A	N/A
Tier I capital (to average assets)	417,047	10.0	167,184	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$477,452	13.0%	$294,851	8.0%	$368,564	10.0%
Tier 1 capital (to risk weighted assets)	441,279	12.0	221,138	6.0	294,851	8.0
Common equity tier 1 capital	441,279	12.0	165,854	4.5	239,566	6.5
Tier I capital (to average assets)	441,279	10.6	167,123	4.0	208,904	5.0

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$455,754	12.7%	$287,840	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	390,690	10.9	215,880	6.0	N/A	N/A
Common equity tier 1 capital	377,328	10.5	161,910	4.5	N/A	N/A
Tier I capital (to average assets)	390,690	9.5	164,632	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$444,198	12.4%	$286,648	8.0%	$358,310	10.0%
Tier 1 capital (to risk weighted assets)	415,542	11.6	214,986	6.0	286,648	8.0
Common equity tier 1 capital	415,542	11.6	161,239	4.5	232,901	6.5
Tier I capital (to average assets)	415,542	10.1	164,390	4.0	205,487	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.

(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
Dividend Restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. Dividends of $6.2 million were paid by the Bank to Green Bancorp during the six months ended June 30, 2018. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the year ended December 31, 2017.
On April 25, 2018, the Company's Board of Directors declared an initial quarterly cash dividend of $0.10 per share of its outstanding common stock, which was paid on May 24, 2018 to shareholders of record as of May 10, 2018.

On July 23, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of its outstanding common stock, payable August 23, 2018, to shareholders of record as of August 9, 2018.

Pursuant to the terms of the Merger Agreement, we may not pay quarterly cash dividends in excess of $0.10 per share of common stock or repurchase shares of the Company’s common stock without the consent of Veritex. Veritex has agreed not to unreasonably withhold any such consent.
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
Pursuant to the terms of the Merger Agreement, the Company may not change in any material respect its interest rate policies, without the consent of Veritex. Veritex has agreed not to unreasonably withhold any such consent.

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
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors.
There have no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as discussed below.

Because the market price of Veritex Common Stock will fluctuate, the Company’s shareholders cannot be certain of the market value of the merger consideration they will receive.

At the time the Merger is completed, each outstanding share of the Company’s common stock, except for certain shares of common stock owned by the Company or Veritex, will be converted into the right to receive 0.79 shares of Veritex Common Stock.

There will be a lapse of time between the date of the joint proxy statement/prospectus, the date of the Company’s special meeting, the date on which the Merger is completed and the date on which the Company’s shareholders entitled to receive the merger consideration actually receive the merger consideration. The market value of Veritex Common Stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Veritex’s businesses, operations and prospects and regulatory considerations, which are outside of the control of the Company.
Because the merger consideration is solely based on the value of Veritex Common Stock, any changes in the market price of Veritex Common Stock prior to the completion of the Merger will have a corresponding effect on the amount of merger consideration. There will be no adjustment to the computation of the merger consideration for changes in the market price of either shares of Veritex Common Stock or shares of the Company’s common stock.

In addition, because the date when the proposed Merger will be completed will be later than the date of the Company’s special meeting, the Company’s shareholders will not know the exact value of Veritex Common Stock on the date of the Merger, which amount will determine the merger consideration at the time the Company’s shareholders vote. Accordingly, if the market price of Veritex Common Stock on the date of the Merger is lower than the market price of Veritex Common Stock on the date of the Company’s special meeting, the merger consideration will be lower than what the merger consideration would have been at the time the Company’s shareholders vote on the Merger Agreement and the Merger.

The Merger Agreement may be terminated in accordance with its terms, and the Merger Transactions may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger Transactions. These conditions to the closing of the Merger Transactions may not be fulfilled in a timely manner or at all, and, accordingly, the Merger Transactions may be delayed or may not be completed. In addition, Veritex and the Company may elect to terminate the Merger Agreement in certain other circumstances and, in certain limited circumstances, the Company may be required to pay a termination fee.

Failure to complete the Merger Transactions could negatively impact the stock price, future business and financial results of the Company.

If the Merger Transactions are not completed, the ongoing business of the Company may be adversely affected, and the Company will be subject to several risks, including the following:

•	the Company may be required, under certain circumstances, to pay Veritex a termination fee of $40 million under the Merger Agreement;

•
the Company will be required to pay certain costs relating to the Merger Transactions, whether or not the Merger Transactions are completed, such as legal, accounting, financial advisor and printing fees;

•
pursuant to the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to the completion of the Merger Transactions, which restrictions may adversely affect the Company’s ability to execute certain of its business strategies; and

•
matters relating to the Merger Transactions may require substantial commitments of time and resources by Company management, which time and resources could otherwise have been devoted to other opportunities that may have been beneficial to the Company.

In addition, if the Merger Transactions are not completed, the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger Transactions, without realizing any of the anticipated benefits of completing the Merger Transactions. The market price of the Company’s common stock could decline to the extent that the current market price reflects a market assumption that the Merger Transactions will be completed. The Company also could be subject to litigation related to (i) any failure to complete the Merger Transactions or (ii) proceedings commenced against the Company to compel the Company perform its obligations under the Merger Agreement. If the Merger Transactions are not completed, the Company cannot assure its shareholders that the risks described above will not materialize and will not materially affect the stock price, business and financial results of the Company.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of the currently pending or any future shareholder lawsuits filed in connection with the proposed Merger Transactions. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the Merger Transactions.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger Transactions.

Before the Merger Transactions can be completed, Veritex and the Company must obtain all required regulatory approvals, including from the Federal Reserve and the Texas Department of Banking. Other approvals, as well as waivers or consents, from regulators may also be required. In determining whether to grant these approvals, waivers and consents the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger Transactions or require changes to the terms of the Merger Transactions. Such conditions or changes could have the effect of delaying or preventing completion of the Merger Transactions or imposing additional costs on or limiting the revenues of the combined company following the completion of the Merger Transactions, any of which might have an adverse effect on the combined company following the completion of the Merger Transactions. However, under the terms of the Merger Agreement, in connection with obtaining such regulatory approvals or waivers, neither party is required to take any action, or commit to take any action, or to accept any restriction, commitment or condition, involving Veritex or the Company, which would reasonably be expected to be materially financially burdensome to the business, operations, financial condition or results of operations of the combined company and its subsidiaries, taken as a whole.

The Company will be subject to business uncertainties and contractual restrictions while the Merger Transactions are pending.

Uncertainty about the effect of the Merger Transactions on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger Transactions are complete and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging while the Merger Transactions are pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the Company’s business could be harmed.

In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger Transactions occur without the consent of Veritex. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger Transactions.

If the Merger Transactions are not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger Transactions.

The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger Transactions are not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger Transactions.

The Merger Agreement limits the Company’s ability to pursue an alternative acquisition proposal and could require the Company to pay a termination fee of $40 million under certain circumstances relating to alternative acquisition proposals.

The Merger Agreement prohibits the Company from soliciting, initiating or knowingly encouraging certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by the Company to Veritex of a termination fee in the amount of $40 million in the event that the Company or Veritex terminates the Merger Agreement for certain specified reasons. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) None.
(c) See “Note 2 – Earnings per Common Share” in Part I Item 1 in this quarterly report on Form 10-Q.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
2.1*	Agreement and Plan of Reorganization by and among Veritex Holdings, Inc., MustMS, Inc. and Green Bancorp, Inc., dated July 23, 2018.
31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1***	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive Financial Data

*    Incorporated by reference from Exhibit 2.1 to current report on Form 8-K filed July 24, 2018.
**    Filed with this Quarterly Report on Form 10-Q
***    Furnished with this Quarterly Report on Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green Bancorp, Inc. (Registrant)

Date: August 8, 2018	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: August 8, 2018	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer