Form 10-Q
period 2018-09-30
Green Bancorp, Inc.
filed 2018-11-08
CIK 1606363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

As of November 6, 2018, there were 37,370,188 outstanding shares of the registrant’s Common Stock, par value $0.01 per share.

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

•
our ability to meet the supervisory expectations of our regulators and the impact of any regulatory restrictions or supervisory actions imposed on us, including on our ability to grow, conduct acquisitions and pay dividends;

•	market conditions and economic trends nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our ability to attract and retain successful bankers that meet our expectations in terms of customer relationships and profitability;

•	risks related to our strategic focus on lending to small to medium-sized businesses;

•	risks associated with our commercial and industrial loan portfolio, including the risk for deterioration in value of the general business assets that generally secure such loans;

•	potential changes in the prices, values and sales volumes of commercial and residential real estate securing our real estate loans;

•	the sufficiency of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	risks related to our concentration of loans to a limited number of borrowers and in a limited geographic area;

•	our ability to maintain adequate liquidity and to raise necessary capital to fund our acquisition strategy, operations or to meet increased minimum regulatory capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	accounting estimates and risk management processes that rely on analytical and forecasting models;

•	our ability to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	potential fluctuations in the market value and liquidity of the securities we hold for sale;

•	loss of our executive officers or other key employees could impair our relationship with our customers, employees or vendors and adversely affect our business;

•	potential impairment on the goodwill we may record in connection with business acquisitions;

•	risks associated with system failures or failures to prevent breaches of our network security;

•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;

•	our ability to keep pace with technological changes and difficulties when implementing new technologies;

•	risks associated with data processing system failures, breaches and errors;

•	risks associated with fraudulent and negligent acts by our customers, employees or vendors;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	our new lines of business or new products and services may subject us to additional risks;

•	legal and regulatory proceedings or the results of regulatory examinations could adversely affect our business, financial condition, and results of operation;

•	we are subject to allegations, claims and litigation pertaining to intellectual property from time to time;

•	we could experience allegations, claims and litigation pertaining to fiduciary responsibility;

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

•
the ability of the Company or Veritex Holdings, Inc. (“Veritex”) to obtain regulatory approvals and meet other closing conditions to the proposed Merger Transactions, including approval of the Merger by the Company’s shareholders and approval of the Share Issuance by Veritex’s shareholders;

•
the impact of, and our ability to comply with, formal or informal regulatory actions by federal banking agencies, including any requirements or limitations imposed on us as a result of our confidential supervisory ratings or the results of any regulatory examination;

•	many of our new activities and expansion plans require regulatory approvals, and failure to obtain them may restrict our growth;

•	financial institutions, such as the Bank, face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti‑money laundering statutes and regulations;

•	substantial regulatory limitations on changes of control of bank holding companies and banks;

•	changes in the scope and cost of Federal Deposit Insurance Corporation (the "FDIC") insurance and other coverages;

•	future financial and operating results of Veritex, the Company or the combined company following the proposed Merger Transactions;

•	systemic risks associated with the soundness of other financial institutions;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission (the "SEC").

Other factors not identified above, including those described in our Annual Report on Form 10-K for year ended December 31, 2017 under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Quarterly Reports on Form 10-Q for each quarter ended in 2018 under the heading “Risk Factors,” may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us. We undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Cash and due from banks	$27,124	$26,562
Interest bearing deposits in financial institutions and fed funds sold	113,966	114,119
Total cash and cash equivalents	141,090	140,681
Available-for-sale securities, at fair value	610,494	705,539
Held-to-maturity securities, at amortized cost (fair value of $61,667 and $13,146, respectively)	62,595	13,275
Investment in Patriot Bancshares Capital Trusts I and II	666	666
Federal Reserve Bank stock	11,845	11,702
Federal Home Loan Bank of Dallas stock	21,571	14,915
Other investments	10,693	—
Total securities and other investments	717,864	746,097
Loans held for sale	7,627	7,156
Loans held for investment	3,363,354	3,190,485
Allowance for loan losses	(35,186)	(31,220)
Loans, net	3,335,795	3,166,421
Premises and equipment, net	28,873	24,002
Goodwill	85,291	85,291
Core deposit intangibles, net of accumulated amortization	7,584	8,503
Accrued interest receivable	13,438	11,109
Deferred tax asset, net	12,700	8,758
Real estate acquired by foreclosure	2,532	802
Bank owned life insurance	56,457	55,302
Other assets	18,250	14,950
TOTAL ASSETS	$4,419,874	$4,261,916

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$833,827	$803,210
Interest-bearing transaction and savings	1,221,640	1,331,601
Certificates and other time deposits	1,359,005	1,262,332
Total deposits	3,414,472	3,397,143
Securities sold under agreements to repurchase	3,502	5,173
Other borrowed funds	437,000	325,000
Subordinated debentures and subordinated notes	48,161	47,737
Accrued interest payable	5,295	2,841
Other liabilities	21,240	20,227
Total liabilities	3,929,670	3,798,121
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 90,000,000 shares authorized; 37,545,688 and 37,280,822 shares issued at September 30, 2018 and December 31, 2017, respectively; 37,367,688 and 37,102,822 shares outstanding at September 30, 2018 and December 31, 2017, respectively	375	373
Capital surplus	393,476	387,891
Retained earnings	118,276	83,263
Accumulated other comprehensive income, net	(20,670)	(6,479)
Less treasury stock, at cost, 178,000 shares at both September 30, 2018 and December 31, 2017	(1,253)	(1,253)
Total shareholders’ equity	490,204	463,795
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,419,874	$4,261,916
See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
INTEREST INCOME:
Loans, including fees	$46,612	$39,549	$132,890	$114,396
Securities	4,277	4,337	13,569	10,848
Other investments	360	221	1,001	606
Deposits in financial institutions and fed funds sold	651	432	1,803	1,172
Total interest income	51,900	44,539	149,263	127,022
INTEREST EXPENSE:
Transaction and savings deposits	3,393	2,502	8,880	6,710
Certificates and other time deposits	5,671	4,042	14,454	11,435
Subordinated debentures and subordinated notes	1,120	1,059	3,308	3,151
Other borrowed funds	2,197	657	5,099	1,499
Total interest expense	12,381	8,260	31,741	22,795
NET INTEREST INCOME	39,519	36,279	117,522	104,227
PROVISION FOR LOAN LOSSES	320	2,300	11,880	9,955
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,199	33,979	105,642	94,272
NONINTEREST INCOME:
Customer service fees	2,874	2,365	7,847	6,830
Loan fees	942	871	2,771	2,811
Gain on sale of available-for-sale securities, net	—	(332)	66	(38)
Gain on held-for-sale loans, net	—	(1,294)	—	(1,210)
Gain on sale of guaranteed portion of loans, net	705	1,302	2,758	4,107
Other	952	478	2,674	2,084
Total noninterest income	5,473	3,390	16,116	14,584
NONINTEREST EXPENSE:
Salaries and employee benefits	13,729	12,487	40,970	37,546
Occupancy	2,068	2,080	6,408	6,125
Professional and regulatory fees	1,359	2,331	5,792	6,627
Data processing	923	924	2,924	2,827
Software license and maintenance	732	464	2,151	1,391
Marketing	354	154	787	516
Loan related	587	271	1,101	1,172
Merger costs	2,955	—	2,955	—
Other	1,425	1,356	5,742	4,313
Total noninterest expense	24,132	20,067	68,830	60,517
INCOME BEFORE INCOME TAXES	20,540	17,302	52,928	48,339
PROVISION FOR INCOME TAXES	4,943	5,895	11,548	16,822
NET INCOME	$15,597	$11,407	$41,380	$31,517

EARNINGS PER SHARE:
Basic	$0.42	$0.31	$1.11	$0.85
Diluted	$0.41	$0.31	$1.10	$0.85

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET INCOME	$15,597	$11,407	$41,380	$31,517
OTHER COMPREHENSIVE LOSS, BEFORE TAX:
Securities available-for-sale:
Change in net unrealized gains (losses) on securities available-for-sale	(3,412)	(1,857)	(16,205)	(1,871)
Reclassification of net gains (losses) included in net income	—	—	66	—
Reclassification of unrealized losses on securities transferred to held-to-maturity	—	—	2,188	—
Tax effect	(717)	(650)	(2,930)	(655)
Other comprehensive loss, net of tax, for securities available-for-sale	(2,695)	(1,207)	(11,021)	(1,216)
Securities held-to-maturity:
Reclassification of unrealized losses on securities transferred from available-for-sale	—	—	(2,188)	—
Amortization of unrealized losses on securities transferred from available-for-sale	80	—	178	—
Other comprehensive loss, net of tax, for securities held-to-maturity	80	—	(2,010)	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(2,615)	(1,207)	(13,031)	(1,216)
COMPREHENSIVE INCOME	$12,982	$10,200	$28,349	$30,301

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Total

BALANCE — January 1, 2017	36,988	$372	$382,961	$49,127	$(725)	$(1,253)	$430,482
Net income	—	—	—	31,517	—	—	31,517
Other comprehensive income (loss)	—	—	—	—	(1,216)	—	(1,216)
Issuance of common stock in connection with exercise of stock options	286	1	469	—	—	—	470
Stock-based compensation expense	—	—	1,058	—	—	—	1,058
BALANCE — September 30, 2017	37,274	$373	$384,488	$80,644	$(1,941)	$(1,253)	$462,311

BALANCE — January 1, 2018	37,103	$373	$387,891	$83,263	$(6,479)	$(1,253)	$463,795
Reclassification upon adoption of ASU 2018-02(1)	—	—	—	1,396	(1,396)	—	—
Reclassification upon adoption of ASU 2016-01(1)	—	—	—	(299)	236	—	(63)
Net income	—	—	—	41,380	—	—	41,380
Other comprehensive income (loss)	—	—	—		(13,031)	—	(13,031)
Issuance of common stock in connection with exercise of stock options	265	2	2,882	—	—	—	2,884
Stock-based compensation expense	—	—	2,703	—	—	—	2,703
Cash dividend declared, $0.10 per share	—	—	—	(7,464)	—	—	(7,464)
BALANCE — September 30, 2018	37,368	$375	$393,476	$118,276	$(20,670)	$(1,253)	$490,204

(1)	Adoption of Accounting Standards Updates 2018-02 and 2016-01. See Notes 3 and 14 to interim condensed consolidated financial statements for additional information.

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,380	$31,517
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Amortization and accretion of premiums and discounts on securities, net	2,286	1,126
Accretion of loan discounts, net	(3,363)	(3,752)
Amortization of deposit premiums	(578)	(781)
Amortization of core deposit intangibles	919	1,140
Amortization and accretion of borrowing and debt valuation allowance, net	315	315
Amortization of issuance costs of subordinated notes	109	109
Provision for loan losses	11,880	9,955
Depreciation	1,378	1,558
Net gain on sale of available-for-sale securities	(66)	38
Net loss on sale of real estate acquired by foreclosure	—	147
Net gain on loans held-for-sale	—	1,210
Net gain on sale of guaranteed portion of loans	(2,758)	(4,107)
Net market value loss on equity investments	345	—
Originations of government guaranteed loans held-for-sale	(31,083)	—
Proceeds from sales of and principal collected on loans held-for-sale	33,370	15,136
Writedown of real estate acquired by foreclosure	—	304
Stock-based compensation expense	2,853	1,700
Deferred tax benefit	(3,942)	(2,062)
Net change in accrued interest receivable and other assets, net	(3,606)	17,340
Net change in accrued interest payable and other liabilities, net	3,317	2,281
Net cash provided by operating activities	52,756	73,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturities or calls and paydowns of available-for-sale securities	65,197	55,811
Proceeds from the sale of available-for-sale securities	24,424	349,374
Purchases of available-for-sale securities	(74,191)	(811,919)
Proceeds from the maturities or calls and paydowns of held-to-maturity securities	4,392	5,833
Purchases of held-to-maturity securities	(3,627)	—
Proceeds from sales of guaranteed portion of loans	—	45,957
Proceeds from sales of real estate acquired by foreclosure	—	3,967
Purchases of Federal Home Loan Bank of Dallas stock, net of redemptions	(6,656)	(3,399)
Purchases of Federal Reserve Bank stock	(143)	(395)
Net increase in loans held for investment	(185,113)	(29,778)
Investment in construction of premises and purchases of other fixed assets	(286)	(347)
Net cash used in investing activities	(176,003)	(384,896)

GREEN BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposit accounts	17,907	34,334
Net (decrease) increase in securities sold under agreements to repurchase	(1,671)	2,374
Net proceeds from other short-term borrowed funds	112,000	65,000
Proceeds from other long-term borrowed funds	50,000	—
Repayment of other long-term borrowed funds	(50,000)	—
Proceeds from issuance of common stock due to exercise of stock options	2,884	470
Payments of cash dividends	(7,464)	—
Net cash provided by financing activities	123,656	102,178
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$409	$(209,544)
CASH AND CASH EQUIVALENTS:
Beginning of period	140,681	389,007
End of period	$141,090	$179,463

NONCASH ACTIVITIES:
Noncash investing and financing activities - acquisition of real estate through foreclosure of collateral	$7,693	$5,270
Transfer of loans to held-for-sale	$—	$10,030
Transfer of securities to available-for-sale	$—	$15,883

SUPPLEMENTAL INFORMATION:
Interest paid	$29,442	$29,498
Income taxes paid	$12,000	$11,700

See notes to interim condensed consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

1. BASIS OF PRESENTATION
The interim condensed consolidated financial statements include the accounts of Green Bancorp, Inc. (“Green Bancorp”), together with Green Bank, N.A., its subsidiary bank, (the “Company”).  All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

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
SEPTEMBER 30, 2018
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

In connection with the proposed Merger Transactions, on August 31, 2018, Veritex filed a registration statement on Form S-4 with the SEC, which was amended on October 10, 2018 and became effective on October 12, 2018. Veritex and Green will hold meetings of their respective shareholders on November 15, 2018, at which meetings their respective shareholders may vote upon the Merger Agreement and the Merger, in the case of the Company, and the Share Issuance, in the case of Veritex. In connection therewith, Green and Veritex began mailing a joint proxy statement/prospectus to their respective shareholders on or around October 15, 2018.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount

	(Amounts in thousands, except per share amounts)
Net income	15,597		11,407		41,380		31,517
Basic:
Weighted average shares outstanding	37,339	$0.42	37,056	$0.31	37,259	$1.11	37,023	$0.85
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	387		276		393		250
Total	37,726	$0.41	37,332	$0.31	37,652	$1.10	37,273	$0.85
On April 30, 2015, the Company announced the Board of Directors approved a stock repurchase program under which it authorized the Company to repurchase, in the aggregate, up to $15.0 million of the Company’s outstanding common stock.  The repurchase program remains in place, but may be limited or terminated at any time without prior notice.  Under the authorized stock repurchase agreement, the Company could repurchase shares in open-market purchases or through privately negotiated transactions as permitted under Rule 10b-18 promulgated under the Exchange Act.  As of September 30, 2018, the Company had repurchased an aggregate of $1.3 million of the Company’s outstanding common stock under this program at an average price of $7.04 per share.
3. RECENT ACCOUNTING STANDARDS
Accounting Standards Updates (“ASU”)
FASB ASU 2018-13 — "Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement." eliminates the requirements to disclose the amount and reasons for transfers between Level 1 and Level 2 fair value methodology, the policy for the timing of transfers between levels and the valuation processes for Level 3 fair value measurements. The ASU requires the entity to disclose relevant quantitative information used to develop Level 3 fair value measurements. ASU 2018-13 will become effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.
FASB ASU 2018-03 — "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)" The amendments in this ASU provide clarification on certain aspects related to the guidance issued in ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The areas for correction or improvement include (1) equity securities without a readily determinable fair value - discontinuation; (2) equity securities without a readily determinable fair value - adjustments; (3) forward contracts and purchased options; (4) presentation requirements for certain fair value option liabilities; (5) fair value option liabilities denominated in a foreign currency; and (6) transition guidance for equity securities without a readily determinable fair value. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption was permitted. ASU 2018-03 did not have a material impact on the Company’s consolidated financial statements.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

FASB ASU No. 2018-02 — “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments of ASU 2018-02 allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. The amendments also require certain disclosures about stranded tax effects. This update will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and the guidance should be applied either in the period of adoption or retrospectively to each period impacted by the change in the U.S. federal corporate income tax rate in the Tax Cuts and Job Acts is recognized. The Company early adopted the new guidance in the first quarter of 2018, which resulted in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclass approximately $1.4 million of tax expense from accumulated other comprehensive loss to retained earnings. This reclassification is presented in the condensed consolidated statement of changes in shareholders equity for the period ended September 30, 2018.

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
SEPTEMBER 30, 2018
(Unaudited)

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
FASB ASU No. 2016-02 — “Leases (Topic 842).” In February 2016, the Financial Accounting Standards Board issued ASU 2016-02 to supersede nearly all existing lease guidance under GAAP. It is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. Topic 842 was subsequently amended by ASU 2018-11, “Targeted Improvements.” ASU 2016-02 will require organizations that lease assets to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (i) its effective date or (ii) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

under the new standard will not be provided for dates and periods before January 1, 2019.
ASU 2016-02 provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’ as both the lessee and lessor, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and leases liabilities for any lease that has a lease term at commencement date of 12 months or less and does not include a purchase option. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all leases. The Company expects that this standard will increase its consolidated assets and liabilities but will not have a material impact on its consolidated statements of income. While the Company continued to assess all the effects of adoption, it currently believes the most significant effects relate to (i) the recognition of new ROU assets and lease liabilities on our balance sheet for our property and equipment operating leases and (ii) providing significant new disclosures about our lease activities. The Company does not expect a significant change in its leasing activities between now and adoption.
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
SEPTEMBER 30, 2018
(Unaudited)

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

4. ACQUISITIONS
Acquisitions have been in the past an important part of the Company’s growth strategy.  All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions is recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated basis over an estimated life of six to nineteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.
5. CASH AND CASH EQUIVALENTS
The Bank, as a correspondent of the Federal Reserve Bank, is required to maintain average reserve balances.  Interest-bearing deposits in financial institutions include restricted amount of $87.0 million and $76.0 million at September 30, 2018 and December 31, 2017, respectively, as a result of this requirement.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

6. SECURITIES
The amortized cost and fair value of securities as of the dates set forth were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$95,638	$13	$(2,296)	$93,355
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	219,222	—	(8,852)	210,370
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	54,792	—	(2,955)	51,837
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	212,400	—	(8,005)	204,395
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	35,910	—	(1,466)	34,444
Corporate debt securities	15,917	17	(77)	15,857
Obligations of municipal subdivisions	236	—	—	236
Total	$634,115	$30	$(23,651)	$610,494

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,794	$15	$(483)	$10,326
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	—	(142)	2,346
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	43,130	81	(289)	42,922
Obligations of municipal subdivisions	6,183	—	(110)	6,073
Total	$62,595	$96	$(1,024)	$61,667

Securities with fair value of $50.0 million were transferred from available-for-sale to held-to-maturity classification during the quarter ended March 31, 2018. The related unrealized loss at the date of transfer of $2.2 million remained in accumulated other comprehensive income and will be amortized over the remaining term of the securities. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income as of September 30, 2018 totaled $2.0 million.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
Expected maturities of securities will differ from contractual maturities because the underlying borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.  The following table sets forth, as of the date indicated, contractual maturities of securities:

	September 30, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,917	4,867	—	—
Due after five years through ten years	11,236	11,226	—	—
Due after ten years	—	—	6,183	6,073
	16,153	16,093	6,183	6,073

Mortgage-backed securities and collateralized mortgage obligations	522,324	501,046	56,412	55,594
SBA guaranteed securities	95,638	93,355	—	—
Total	$634,115	$610,494	$62,595	$61,667

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

There were twenty-nine and seventy-eight sales of securities classified as available-for-sale during the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018, proceeds of $24.4 million were received from sales of securities classified as available-for-sale.  The sales resulted in a net gain of $66 thousand, which is comprised of $172 thousand in gross realized gains, offset by $106 thousand in gross realized losses. During the nine months ended September 30, 2017, proceeds of $349.4 million were received from sales of securities classified as available-for-sale.  The sales resulted in a net loss of $38 thousand, which is comprised of $910 thousand in gross realized gains, offset by $948 thousand in gross realized losses.

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

As of September 30, 2018, the Company does not intend to sell any debt securities classified as held-to-maturity and management believes that the Company more likely than not will not be required to sell any debt securities that are in a loss position before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2018, management does not have the intent to sell any of its securities classified as available-for-sale that are in a loss position and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2018, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Declines in the fair value of individual securities below their cost that are other-than-temporary would result in writedowns, as a realized loss, to their fair value. In evaluating other-than-temporary impairment losses, management considers several factors including the severity and the duration that the fair value has been less than cost, the credit quality of the issuer, and whether it is more likely than not that the Company will be required to sell the security before a recovery in value. The Company has not realized any losses due to other-than-temporary impairment of securities as of September 30, 2018.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Securities with unrealized losses segregated by length of continuous unrealized loss position as of the dates set forth were as follows:

	September 30, 2018
	Less than 12 Months			12 Months or More
	Amortized Cost	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$32,936	$(351)	$32,585	$58,385	$(1,945)	$56,440
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	131,434	(4,956)	126,478	87,788	(3,896)	83,892
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	32,888	(1,848)	31,040	21,904	(1,107)	20,797
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	59,079	(1,366)	57,713	144,981	(6,639)	138,342
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	4,971	(223)	4,748	30,940	(1,243)	29,697
Corporate debt securities	8,917	(77)	8,840	—	—	—
Total	$270,225	$(8,821)	$261,404	$343,998	$(14,830)	$329,168

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$2,657	$(74)	$2,583	$6,869	$(409)	$6,460
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	(142)	2,346	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	24,321	(233)	24,088	1,977	(56)	1,921
Municipal bonds	6,183	(110)	6,073	—	—	—
Total	$35,649	$(559)	$35,090	$8,846	$(465)	$8,381

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

The average loss on securities in an unrealized loss position was 3.75% and 1.69% of the amortized cost basis at September 30, 2018 and December 31, 2017, respectively. There were forty-one and eighteen securities in an unrealized loss position of greater than 12 months at September 30, 2018 and December 31, 2017, respectively.

The Company did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored enterprises) for which the aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at September 30, 2018 or December 31, 2017.

Securities with an amortized cost of $5.1 million and $6.3 million and fair value of $4.9 million and $6.3 million were pledged and available to be sold under repurchase agreements at September 30, 2018 and December 31, 2017, respectively. Securities with an amortized cost of $82.4 million and $55.7 million and fair value of $80.9 million and $55.5 million were pledged to various Federal Reserve Districts related to deposits of bankruptcy trustees at September 30, 2018 and December 31, 2017, respectively. In addition, securities with an amortized cost of $3.1 million and $3.4 million and fair value of $3.0 million and $3.3 million were pledged as collateral for the Company’s derivative instruments at September 30, 2018 and December 31, 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

7. LOANS
The loan portfolio classified by type and class as of the dates set forth were as follows:

	September 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$1,114,467	$28,266	$1,142,733
Mortgage warehouse	236,307	—	236,307
Real estate:
Owner occupied commercial real estate	382,886	52,781	435,667
Commercial real estate	1,013,927	119,500	1,133,427
Construction, land & land development	137,634	15,623	153,257
Residential mortgage	177,168	71,878	249,046
Consumer and other	12,185	732	12,917
Total loans held for investment	$3,074,574	$288,780	$3,363,354

Total loans held for sale	$7,627	$—	$7,627

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Commercial & industrial	$1,002,797	$63,469	$1,066,266
Mortgage warehouse	220,230	—	220,230
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230
Commercial real estate	823,361	244,418	1,067,779
Construction, land & land development	136,998	27,954	164,952
Residential mortgage	149,021	89,559	238,580
Consumer and other	16,178	1,270	17,448
Total loans held for investment	$2,676,491	$513,994	$3,190,485

Total loans held for sale	$7,156	$—	$7,156
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
Included in the loans held for investment balance was $13.5 million of net deferred loan origination fees and unamortized premium and discount at both September 30, 2018 and December 31, 2017. Also included in loans at September 30, 2018 and December 31, 2017 was $232 thousand and $1.4 million, respectively, in nonaccretable discount on acquired credit impaired loans. Accrued interest receivable on loans was $10.8 million and $8.8 million at September 30, 2018 and December 31, 2017, respectively. Consumer and other loans include overdrafts of $42 thousand and $48 thousand as of September 30, 2018 and December 31, 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The loan portfolio consists of various types of loans made to borrowers principally located in the Houston and Dallas metropolitan areas. Although the portfolio is diversified and generally secured by various types of collateral, a substantial portion of its debtors’ ability to honor their obligations is dependent on local economic conditions, including conditions affecting the energy industry. The risks created by this geographic concentration have been considered by management in the determination of the adequacy of the allowance for loan losses. The Company does not have any significant concentration to any one industry or customer. As of September 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
Reserved-based energy loans outstanding represented approximately 0.4% and 0.6% of total funded loans as of September 30, 2018 and December 31, 2017, respectively.  Energy-related service industry loans represented approximately 0.7% and 1.1% of total funded loans as of September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018, and December 31, 2017, $14.3 million and $19.2 million of reserved-based energy loans and $10.0 million and $17.5 million of energy-related service industry loans were impaired, respectively.
Loan maturities and rate sensitivity of the loans held for investment, as of the date indicated, were as follows:

	September 30, 2018
	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total

	(Dollars in thousands)
Commercial & industrial	$406,028	$663,102	$73,603	$1,142,733
Mortgage warehouse	126,581	109,726	—	236,307
Real estate:
Owner occupied commercial real estate	15,099	174,652	245,916	435,667
Commercial real estate	151,071	716,864	265,492	1,133,427
Construction, land & land development	35,854	83,126	34,277	153,257
Residential mortgage	19,517	46,408	183,121	249,046
Consumer and Other	3,856	2,217	6,844	12,917
Total loans held for investment	$758,006	$1,796,095	$809,253	$3,363,354

Fixed rate	$116,653	$528,920	$108,931	$754,504
Adjustable rate(1)	641,353	1,267,175	700,322	2,608,850
Total loans held for investment	$758,006	$1,796,095	$809,253	$3,363,354

(1)	Includes all adjustable rate loans irrespective of the time period to next interest rate reset.
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

An analysis of activity with respect to these related-party loans for the nine months ended September 30, 2018 and the year ended December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Beginning balance	$—	$5,813
Advances	—	—
Repayments	—	(5,813)
Ending Balance	$—	$—
Acquired Loans — The outstanding principal balance and recorded investment in the total acquired loans from all completed acquisitions, as of the dates set forth, was as follows:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Credit impaired acquired loans:
Outstanding principal balance	$7,621	$18,498
Recorded investment	7,037	15,965
Discount, net	$584	$2,533

Other acquired loans:
Outstanding principal balance	282,476	499,939
Deferred fees, net	(33)	(72)
Recorded investment	281,743	498,029
Discount, net	$700	$1,838

Total acquired loans:
Outstanding principal balance	290,097	518,437
Deferred fees, net	(33)	(72)
Recorded investment	288,780	513,994
Discount, net	$1,284	$4,371
Changes in the accretable yield for credit impaired acquired loans for the periods indicated, were as follows:

	Nine Months Ended September 30,
	2018	2017

	(Dollars in thousands)
Balance at beginning of period	$1,125	$2,544
Reclassifications from non-accretable discount	991	(422)
Accretion	(1,763)	(1,166)
Balance at period end	$353	$956
Purchased credit impaired loans are evaluated on an ongoing basis after acquisition.  Reclassifications between nonaccretable discount and accretable yield are recorded based on the current estimates of the timing and amount of expected future cash flows.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Nonaccrual and Past Due Loans — When management doubts a borrower’s ability to meet payment obligations, which typically occurs when principal or interest payments are more than 90 days past due, the loans are placed on nonaccrual status.
The age analysis of loans, segregated by class, as of the dates set forth was as follows:

	September 30, 2018
	Loans Past Due and Still Accruing
	30 - 89 Days Past Due	90 Days or More Past Due	Total	Nonaccrual	Purchased Credit Impaired	Current	Total Loans

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$10,960	$2,413	$13,373	$35,824	$—	$1,065,270	$1,114,467
Mortgage warehouse	—	—	—	—	—	236,307	236,307
Real estate:
Owner occupied commercial real estate	428	—	428	3,494	—	378,964	382,886
Commercial real estate	1,201	—	1,201	13,379	—	999,347	1,013,927
Construction, land & land development	1,622	—	1,622	1,457	—	134,555	137,634
Residential mortgage	943	490	1,433	3,658	—	172,077	177,168
Consumer and other	184	—	184	43	—	11,958	12,185
Total originated loans	$15,338	$2,903	$18,241	$57,855	$—	$2,998,478	$3,074,574

Acquired Loans
Commercial & industrial	$—	$—	$—	$1,795	$1,563	$24,908	$28,266
Real estate:
Owner occupied commercial real estate	778	—	778	1,671	14	50,318	52,781
Commercial real estate	1,942	976	2,918	—	3,594	112,988	119,500
Construction, land & land development	—	—	—	695	—	14,928	15,623
Residential mortgage	1,425	946	2,371	101	1,866	67,540	71,878
Consumer and other	47	—	47	4	—	681	732
Total acquired loans	$4,192	$1,922	$6,114	$4,266	$7,037	$271,363	$288,780
Total loans held for investment	$19,530	$4,825	$24,355	$62,121	$7,037	$3,269,841	$3,363,354

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
Impaired Loans — The following is a summary of information related to impaired, nonaccrual and restructured loans and accruing loans past due 90 days or more as of the dates set forth:

	September 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$56,956	$3,255	$60,211
Accruing loans past due 90 days or more	2,903	1,922	4,825
Restructured loans - nonaccrual	899	1,011	1,910
Restructured loans - accruing	7	3,002	3,009
Total nonperforming loans	$60,765	$9,190	$69,955

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans	$56,490	$14,316	$70,806

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Impaired loans of $62.1 million and $57.3 million at September 30, 2018 and December 31, 2017 respectively, have been categorized by management as nonaccrual loans.  Interest foregone on nonaccrual loans for the three months ended September 30, 2018 and 2017 was approximately $1.4 million and $1.0 million, respectively, and for the nine months ended September 30, 2018 and 2017 was approximately $3.8 million and $3.8 million,  respectively.
Based on an analysis of impaired loans at September 30, 2018 and December 31, 2017, an allowance of $9.2 million and $5.7 million, respectively, was allocated to impaired loans. The following tables present, for the periods indicated, the average recorded investment in impaired loans and the approximate amount of interest recognized on impaired loans.  Interest recognized includes interest accrued on restructured loans that have performed based on their restructured terms and interest collected on nonaccrual loans that were paid in full during the period.

	Three Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$40,139	$—	$41,829	$47
Owner occupied commercial real estate	4,642	—	—	—
Commercial real estate	13,382	140	723	—
Construction, land & land development	486	—	3,016	—
Residential mortgage	3,807	—	1,023	97
Consumer and other	43	—	75	1
Total originated loans	$62,499	$140	$46,666	$145

Acquired Loans
Commercial & industrial	$4,847	$53	$16,693	$77
Owner occupied commercial real estate	1,688	46	6,918	—
Commercial real estate	67	9	42	—
Construction, land & land development	695	—	1,021	30
Residential mortgage	101	—	212	23
Consumer and other	205	—	214	—
Total acquired loans	$7,603	$108	$25,100	$130
Total	$70,102	$248	$71,766	$275

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

	Nine Months Ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$47,309	$116	$39,892	$59
Owner occupied commercial real estate	2,320	—	—	—
Commercial real estate	5,251	140	2,744	—
Construction, land & land development	2,107	—	1,005	—
Residential mortgage	3,508	—	1,977	123
Consumer and other	48	—	136	3
Total originated loans	$60,543	$256	$45,754	$185

Acquired Loans
Commercial & industrial	$8,242	$295	$21,989	$348
Owner occupied commercial real estate	1,737	46	7,977	—
Commercial real estate	97	12	1,093	—
Construction, land & land development	703	—	1,186	45
Residential mortgage	151	—	900	32
Consumer and other	208	—	168	—
Total acquired loans	$11,138	$353	$33,313	$425
Total	$71,681	$609	$79,067	$610

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The following tables present additional information regarding impaired loans that were individually evaluated for impairment as of the dates indicated:

	September 30, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance

	(Dollars in thousands)
Originated Loans
With no related allowance recorded:
Commercial & industrial	$10,354	$10,530	$—
Commercial real estate	13,379	13,379	—
Construction, land & land development	1,457	1,470	—
Residential mortgage	3,658	3,658	—
Total with no related allowance recorded:	$28,848	$29,037	$—

With an allowance recorded:
Commercial & industrial	$25,478	$25,571	$8,594
Owner occupied commercial real estate	3,494	3,494	531
Consumer and other	42	42	29
Total with an allowance recorded:	$29,014	$29,107	$9,154
Total originated loans	$57,862	$58,144	$9,154

Acquired Loans
With no related allowance recorded:
Commercial & industrial	$4,491	$4,491	$—
Owner occupied commercial real estate	1,671	1,696	—
Construction, land & land development	695	697	—
Residential mortgage	101	102	—
Consumer and other	195	189	—
Total with no related allowance recorded:	$7,153	$7,175	$—

With an allowance recorded:
Commercial & industrial	$111	$112	$12
Consumer and other	4	4	4
Total with an allowance recorded:	$115	$116	$16
Total acquired loans	$7,268	$7,291	$16

Total:
Commercial & industrial	$40,434	$40,704	$8,606
Real estate	24,455	24,496	531
Consumer and other	241	235	33
Total	$65,130	$65,435	$9,170

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
SEPTEMBER 30, 2018
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The credit risk profile of loans aggregated by class and internally assigned risk grades as of the dates set forth were as follows:

	September 30, 2018
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$972,237	$68,791	$22,179	$15,436	$35,824	$—	$—	$1,114,467
Mortgage Warehouse	236,307	—	—	—	—	—	—	236,307
Owner Occupied Commercial Real Estate	353,041	9,546	9,918	6,887	3,494	—	—	382,886
Commercial Real Estate	851,864	90,208	22,091	36,385	13,379	—	—	1,013,927
Construction & Land Development	121,480	8,300	—	6,397	1,457	—	—	137,634
Residential Mortgage	171,997	424	—	1,089	3,658	—	—	177,168
Other Consumer	12,142	—	—	—	43	—	—	12,185
Total originated loans	$2,719,068	$177,269	$54,188	$66,194	$57,855	$—	$—	$3,074,574
Acquired Loans
Commercial & Industrial	$16,044	$5,171	$3,638	$55	$1,795	$—	$1,563	$28,266
Owner Occupied Commercial Real Estate	44,106	6,550	162	278	1,671	—	14	52,781
Commercial Real Estate	90,396	14,186	11,324	—	—	—	3,594	119,500
Construction & Land Development	2,505	11,893	—	530	695	—	—	15,623
Residential Mortgage	68,635	101	1,141	34	101	—	1,866	71,878
Other Consumer	519	—	194	15	4	—	—	732
Total acquired loans	$222,205	$37,901	$16,459	$912	$4,266	$—	$7,037	$288,780
Total loans	$2,941,273	$215,170	$70,647	$67,106	$62,121	$—	$7,037	$3,363,354

	December 31, 2017
	Grade 1 - 4 (Pass)	Grade 5 (Watch)	Grade 6 (Special Mention)	Grade 7 (Substandard-Accrual)	Grade 8 (Substandard-Nonaccrual)	Grade 9 (Doubtful)	PCI	Total

	(Dollars in thousands)
Originated Loans
Commercial & Industrial	$889,709	$22,648	$5,605	$39,422	$45,413	$—	$—	$1,002,797
Mortgage Warehouse	220,230	—	—	—	—	—	—	220,230
Owner Occupied Commercial Real Estate	314,497	3,096	7,658	2,655	—	—	—	327,906
Commercial Real Estate	681,691	45,149	85,431	11,090	—	—	—	823,361
Construction & Land Development	121,893	970	—	10,848	3,287	—	—	136,998
Residential Mortgage	138,239	6,529	—	1,142	3,111	—	—	149,021
Other Consumer	16,113	2	—	14	49	—	—	16,178
Total originated loans	$2,382,372	$78,394	$98,694	$65,171	$51,860	$—	$—	$2,676,491
Acquired Loans
Commercial & Industrial	$38,000	$3,172	$11,101	$6,058	$1,901	$—	$3,237	$63,469
Owner Occupied Commercial Real Estate	72,592	8,499	—	285	1,886	—	4,062	87,324
Commercial Real Estate	173,765	43,775	20,129	—	312	—	6,437	244,418
Construction & Land Development	14,549	12,136	—	555	714	—	—	27,954
Residential Mortgage	85,461	1,023	202	190	454	—	2,229	89,559
Other Consumer	1,059	—	—	—	211	—	—	1,270
Total acquired loans	$385,426	$68,605	$31,432	$7,088	$5,478	$—	$15,965	$513,994
Total loans	$2,767,798	$146,999	$130,126	$72,259	$57,338	$—	$15,965	$3,190,485

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Troubled debt restructurings identified during the periods indicated were as follows:

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Recorded Investment

	(Dollars in thousands)
Commercial & industrial	—	$—	$—	3	$2,526	$2,468
Owner occupied commercial real estate	—	—	—	3	5,501	5,448
Construction, land & land development	—	—	—	2	831	814
Consumer and other	—	—	—	1	208	208
Total	—	$—	$—	9	$9,066	$8,938

The modifications primarily relate to extending the maturity date of the loans, which includes loans modified post-bankruptcy. The Company did not forgive any principal or interest on the restructured loans. For the nine months ended September 30, 2018, the Company did not add any new troubled debt restructuring.  For the nine months ended September 30, 2017, the Company added $9.1 million in new troubled debt restructuring and $8.9 million was outstanding on September 30, 2017.

Troubled debt restructurings are individually evaluated for impairment.  The allowance for loan losses included specific reserves of $243 thousand related to $899 thousand of these loans at September 30, 2018.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

8. ALLOWANCE FOR LOAN LOSSES
An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	Balance June 30, 2018	Provision	Charge-offs	Recoveries	Balance September 30, 2018

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$20,527	$(542)	$(178)	$2	$19,809
Owner occupied commercial real estate	3,351	9	—	—	3,360
Commercial real estate	8,151	533	—	—	8,684
Construction, land & land development	848	226	—	—	1,074
Residential mortgage	1,110	120	—	4	1,234
Consumer and other	165	149	(113)	23	224
Total originated loans	$34,152	$495	$(291)	$29	$34,385

Acquired Loans
Commercial & industrial	$19	$26	$(1)	$2	$46
Owner occupied commercial real estate	153	(153)	—	—	—
Commercial real estate	290	15	—	2	307
Construction, land & land development	38	(8)	—	—	30
Residential mortgage	430	(54)	—	38	414
Consumer and other	4	(1)	—	1	4
Total acquired loans	$934	$(175)	$(1)	$43	$801
Total	$35,086	$320	$(292)	$72	$35,186

	Balance June 30, 2017	Provision	Charge-offs	Recoveries	Balance September 30, 2017

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$16,606	$2,031	$(836)	$5	$17,806
Owner occupied commercial real estate	2,825	85	—	—	2,910
Commercial real estate	8,185	131	—	—	8,316
Construction, land & land development	1,576	255	—	—	1,831
Residential mortgage	1,165	(6)	—	13	1,172
Consumer and other	172	(17)	(9)	—	146
Total originated loans	$30,529	$2,479	$(845)	$18	$32,181

Acquired Loans
Commercial & industrial	$157	$(145)	$(4)	$7	$15
Commercial real estate	487	167	—	4	658
Construction, land & land development	3	19	—	1	23
Residential mortgage	598	(10)	—	8	596
Consumer and other	217	(210)	(1)	1	7
Total acquired loans	$1,462	$(179)	$(5)	$21	$1,299
Total	$31,991	$2,300	$(850)	$39	$33,480

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

	Balance December 31, 2017	Provision	Charge-offs	Recoveries	Balance September 30, 2018

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$16,654	$11,327	$(8,177)	$5	$19,809
Owner occupied commercial real estate	2,748	612	—	—	3,360
Commercial real estate	7,738	946	—	—	8,684
Construction, land & land development	1,481	(407)	—	—	1,074
Residential mortgage	1,136	89	—	9	1,234
Consumer and other	221	95	(169)	77	224
Total originated loans	$29,978	$12,662	$(8,346)	$91	$34,385

Acquired Loans
Commercial & industrial	$35	$1	$(1)	$11	$46
Commercial real estate	658	(360)	—	9	307
Construction, land & land development	—	30	—	—	30
Residential mortgage	542	(466)	—	338	414
Consumer and other	7	13	(20)	4	4
Total acquired loans	$1,242	$(782)	$(21)	$362	$801
Total	$31,220	$11,880	$(8,367)	$453	$35,186

	Balance December 31, 2016	Provision	Charge-offs	Recoveries	Balance September 30, 2017

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$9,491	$10,002	$(2,280)	$593	$17,806
Owner occupied commercial real estate	2,609	301	—	—	2,910
Commercial real estate	8,576	(260)	—	—	8,316
Construction, land & land development	1,852	(21)	—	—	1,831
Residential mortgage	1,134	(9)	—	47	1,172
Consumer and other	193	(27)	(142)	122	146
Total originated loans	$23,855	$9,986	$(2,422)	$762	$32,181

Acquired Loans
Commercial & industrial	$1,260	$(984)	$(338)	$77	$15
Owner occupied commercial real estate	—	957	(961)	4	—
Commercial real estate	437	214	—	7	658
Construction, land & land development	115	(72)	(95)	75	23
Residential mortgage	685	(136)	—	47	596
Consumer and other	12	(10)	(2)	7	7
Total acquired loans	$2,509	$(31)	$(1,396)	$217	$1,299
Total	$26,364	$9,955	$(3,818)	$979	$33,480

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

An analysis of activity in the allowance for loan losses for the periods indicated, and the balance of loans receivable by the method of impairment evaluation for those periods were as follows:

	September 30, 2018
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,314,942	$35,832	$—	$1,350,774	$11,215	$8,594	$—	$19,809
Owner occupied commercial real estate	379,392	3,494	—	382,886	2,829	531	—	3,360
Commercial real estate	1,000,548	13,379	—	1,013,927	8,684	—	—	8,684
Construction, land & land development	136,177	1,457	—	137,634	1,074	—	—	1,074
Residential mortgage	173,510	3,658	—	177,168	1,234	—	—	1,234
Consumer and other	12,143	42	—	12,185	195	29	—	224
Total originated loans	$3,016,712	$57,862	$—	$3,074,574	$25,231	$9,154	$—	$34,385

Acquired Loans
Commercial & industrial	$22,101	$4,602	$1,563	$28,266	$34	$12	$—	$46
Owner occupied commercial real estate	51,096	1,671	14	52,781	—	—	—	—
Commercial real estate	115,906	—	3,594	119,500	307	—	—	307
Construction, land & land development	14,928	695	—	15,623	30	—	—	30
Residential mortgage	69,911	101	1,866	71,878	304	—	110	414
Consumer and other	533	199	—	732	—	4	—	4
Total acquired loans	$274,475	$7,268	$7,037	$288,780	$675	$16	$110	$801
Total	$3,291,187	$65,130	$7,037	$3,363,354	$25,906	$9,170	$110	$35,186

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

	December 31, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,173,371	$49,656	$—	$1,223,027	$11,245	$5,409	$—	$16,654
Owner occupied commercial real estate	327,906	—	—	327,906	2,748	—	—	2,748
Commercial real estate	823,361	—	—	823,361	7,738	—	—	7,738
Construction, land & land development	133,711	3,287	—	136,998	1,257	224	—	1,481
Residential mortgage	145,910	3,111	—	149,021	1,136	—	—	1,136
Consumer and other	16,116	62	—	16,178	191	30	—	221
Total originated loans	$2,620,375	$56,116	$—	$2,676,491	$24,315	$5,663	$—	$29,978

Acquired Loans
Commercial & industrial	$49,494	$10,738	$3,237	$63,469	$35	$—	$—	$35
Owner occupied commercial real estate	81,376	1,886	4,062	87,324	—	—	—	—
Commercial real estate	237,669	312	6,437	244,418	658	—	—	658
Construction, land & land development	27,240	714	—	27,954	—	—	—	—
Residential mortgage	86,876	454	2,229	89,559	467	—	75	542
Consumer and other	1,059	211	—	1,270	3	4	—	7
Total acquired loans	$483,714	$14,315	$15,965	$513,994	$1,163	$4	$75	$1,242
Total	$3,104,089	$70,431	$15,965	$3,190,485	$25,478	$5,667	$75	$31,220

	September 30, 2017
	Loans evaluated for impairment				Allowance for loan losses evaluated
	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total loans	Collectively evaluated for impairment	Individually evaluated for impairment	Purchased credit impaired	Total allowance for loan losses

	(Dollars in thousands)
Originated Loans
Commercial & industrial	$1,025,109	$41,606	$—	$1,066,715	$10,391	$7,415	$—	$17,806
Owner occupied commercial real estate	312,162	—	—	312,162	2,910	—	—	2,910
Commercial real estate	806,125	202	—	806,327	8,316	—	—	8,316
Construction, land & land development	143,385	3,137	—	146,522	1,523	308	—	1,831
Residential mortgage	136,588	1,507	—	138,095	1,172	—	—	1,172
Consumer and other	15,346	72	—	15,418	117	29	—	146
Total originated loans	$2,438,715	$46,524	$—	$2,485,239	$24,429	$7,752	$—	$32,181

Acquired Loans
Commercial & industrial	$61,035	$17,761	$3,339	$82,135	$15	$—	$—	$15
Owner occupied commercial real estate	85,073	6,880	4,283	96,236	—	—	—	—
Commercial real estate	251,965	127	10,323	262,415	569	—	89	658
Construction, land & land development	46,396	921	17	47,334	23	—	—	23
Residential mortgage	94,503	37	2,454	96,994	532	19	45	596
Consumer and other	1,196	212	—	1,408	4	3	—	7
Total acquired loans	$540,168	$25,938	$20,416	$586,522	$1,143	$22	$134	$1,299
Total	$2,978,883	$72,462	$20,416	$3,071,761	$25,572	$7,774	$134	$33,480

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

9. PREMISES AND EQUIPMENT
Premises and equipment as of the dates indicated are summarized as follows:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Land	$8,457	$7,660
Buildings and improvements	28,613	23,598
Furniture, fixtures and equipment	10,352	10,484
	47,422	41,742
Less accumulated depreciation	(18,549)	(17,740)
Total	$28,873	$24,002
Depreciation of premises and equipment totaled $424 thousand and $509 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.4 million and $1.6 million for the nine months ended September 30, 2018 and 2017.
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
The Company reviews its goodwill for impairment annually, or more frequently, if indicators of impairment exist. At September 30, 2018 and December 31, 2017, management determined that goodwill, as reflected in the Company’s financial statements, was not impaired.  The most recent goodwill impairment test was as of October 31, 2017.  Subsequent to the date of the test, management has determined that no triggering events have occurred that would result in impairment.

Changes in the carrying amount of goodwill and core deposit intangibles for the periods set forth were as follows:

	Goodwill	Core Deposit Intangibles

	(Dollars in thousands)
Balance - December 31, 2016	$85,291	$9,975
Less - amortization	—	(1,472)
Balance - December 31, 2017	$85,291	$8,503
Less amortization	—	(919)
Balance - September 30, 2018	$85,291	$7,584

Amortization of core deposit intangibles was $297 thousand and $380 thousand for the three months ended September 30, 2018 and 2017, respectively, and $919 thousand and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is approximately six to nineteen years. The estimated future amortization expense for the core deposit intangibles remaining as of September 30, 2018 is as follows (dollars in thousands):

2018	$276
2019	1,080
2020	993
2021	905
2022	818
Thereafter	3,512
Total	$7,584
11. DEPOSITS
Scheduled maturities of certificates and other time deposits for the next five years were as follows:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
2018	$246,666	$889,231
2019	885,241	247,595
2020	164,528	83,005
2021	25,105	13,922
2022	24,154	28,579
Thereafter	13,311	—
Total	$1,359,005	$1,262,332

Certificates and other time deposits that meet or exceed the FDIC Insurance limit of $250,000 at September 30, 2018 and December 31, 2017, were $656.6 million and $482.0 million, respectively.

The Company had $196.3 million and $123.4 million in brokered time deposits at September 30, 2018 and December 31, 2017, respectively.  At September 30, 2018, the Company also had $75.1 million in brokered interest-bearing transaction accounts and $37.2 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 9.0% and 4.7% of total deposits at September 30, 2018 and December 31, 2017, respectively.  The Company utilizes brokered deposits to enhance liquidity.

There are no major concentrations of deposits with any one depositor.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

12. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWED FUNDS
Other borrowed funds as of the dates indicated were as follows:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Federal Home Loan Bank advances	437,000	$325,000
Repurchase agreements	3,502	5,173
Total	$440,502	$330,173
Federal Home Loan Bank Advances — The Company has an available borrowing arrangement with the Federal Home Loan Bank (the “FHLB”), which allows the Company to borrow on a collateralized basis. At September 30, 2018 and December 31, 2017, total unused borrowing capacity of $670.3 million and $948.2 million, respectively, was available under this arrangement. At September 30, 2018, $437.0 million was outstanding with an average interest rate of 2.88% and all of the Company’s FHLB advances will mature within two years. At December 31, 2017, $325.0 million was outstanding with an average interest rate of 1.41% and all of the Company’s FHLB advances will mature within one year. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity decreased due to increased utilization. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.
Federal Reserve Bank — The Company has an available borrower in custody arrangement with the Federal Reserve Bank of Dallas (the “Dallas Fed”), which allows the Company to borrow, on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. The Company maintains this borrowing arrangement to meet liquidity needs pursuant to its liquidity risk management program. At September 30, 2018 and December 31, 2017, $524.4 million and $384.5 million, respectively, were available under this arrangement and no borrowings were outstanding.
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
Federal Funds Purchased  — The Company has available federal funds lines of credit with its correspondent banks. As of September 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding.
13. SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at September 30, 2018, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.

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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.2 million at September 30, 2018. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
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
A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding as of the dates indicated were as follows:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,182)	(1,291)
Total subordinated notes	$33,818	$33,709
Subordinated Debentures Trust Preferred Securities — At September 30, 2018, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $7.8 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s two issues of subordinated debentures outstanding at September 30, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of September 30, 2018 was 2.398%.

(2)	All debentures are callable five years from issuance date.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
14. INCOME TAXES
Income tax expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Income tax expense for the period	$4,943	$5,895	$11,548	$16,822
Effective Tax Rate	24.1%	34.1%	21.8%	34.8%
Effective January 1, 2018, the federal statutory corporate income tax rates was reduced from 35% to 21% pursuant to the Tax Cuts and Jobs Act described below.
The effective tax rates differ from the statutory federal tax rates of 21% and 35% for the three and nine months ended September 30, 2018 and 2017, respectively, largely due to the nontaxable earnings on bank owned life insurance, tax exempt interest income earned on certain investment securities and loans and excess tax benefits on exercised stock options and vested restricted stock units, less state tax expense, net of federal effect, and non-deductible expenses, including merger costs.
Net deferred tax assets totaled $12.7 million and $8.8 million at September 30, 2018 and December 31, 2017, respectively. No valuation allowance was recorded against deferred tax assets as of those dates, as management believes it is more likely than not that all of the deferred tax assets will be realized because they were supported by recoverable taxes paid in prior years.
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
SEPTEMBER 30, 2018
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
Stock Options. At September 30, 2018 and December 31, 2017 there were 403,503 and 428,168 time based options outstanding under the 2014 Plan, respectively.
Restricted Stock Units. In connection with the initial public offering, 275,000 restricted stock units were granted under the 2014 Plan.  At September 30, 2018, there were 502,181 time based restricted stock units and 207,859 performance based restricted stock units outstanding under the 2014 Plan. At December 31, 2017, there were 322,875 time based restricted stock units outstanding under the 2014 Plan.
The Company has two additional stock options plans, both of which are frozen to further issuance.
The Green Bancorp, Inc. 2010 Stock Option Plan (the “2010 Option Plan”), which was approved by the Company’s Board of Directors on June 30, 2010, permitted the grant of up to 2,239,906 options. The non-qualified stock options granted were in the form of time-based options and performance options and may have been granted to a director, officer or employee of the Company. Time-based options under the 2010 Option Plan vest over a period of four years and expire on the tenth anniversary of the date of the grant. Performance options under the 2010 Option Plan vest upon the occurrence of a liquidity event, with the vested amounts determined based on the achievement of specified performance and market metrics.  The 2010 Option Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  At September 30, 2018 there were 433,094 time based options, 237,999 performance options and 305,694 super-performance options outstanding under the 2010 Option Plan.  At December 31, 2017 there were 367,213 time based options, 992,864 performance options and 308,054 super-performance options outstanding under the 2010 Option Plan.
The Green Bancorp, Inc. 2006 Stock Option Plan (the “2006 Option Plan”), which was approved by the shareholders of the Company on June 21, 2006, permitted the grant of up to 450,000 options. The options granted may have been in the form of nonqualified stock options, which may have been granted to a director, officer or employee of the Company, or incentive stock options, which may have been granted only to officers of the Company. Awards under the 2006 Option Plan vest over a four-year period, which began on the first anniversary of the grant date, and must be exercised within 10 years from the grant date. The 2006 Option Plan was frozen to further issuance upon approval of the 2010 Option Plan. At September 30, 2018 and December 31, 2017, there were 27,500 and 87,500 options outstanding under the 2006 Option Plan, respectively.
For the three months ended September 30, 2018 and 2017, $449 thousand and $170 thousand of stock based compensation expense was recorded for the stock options, respectively, and $1.3 million and $467 thousand for the nine months ended September 30, 2018 and 2017, respectively. Total restricted stock units compensation expense was $768 thousand and $186 thousand for the three months ended September 30, 2018 and 2017, respectively, and $2.3 million and $592 thousand for the nine months ended September 30, 2018 and 2017, respectively.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Stock Appreciation Rights Plan — On May 18, 2007, the Company’s Board of Directors adopted the Green Bancorp Stock Appreciation Rights Plan (the “SAR Plan”). The SAR Plan provided for the issuance of up to 200,000 units to plan participants at an exercise price of no less than the fair market value of the common stock of the Company at the time of grant. Units are redeemable by SAR Plan participants under certain circumstances whereby the participant will be paid the excess, if any, of the market value of the Company’s common stock at the time of exercise over the exercise price. The SAR Plan provides for a 10-year maximum term for units issued, vesting and exercisability limitations and accelerated vesting and deemed exercise in the event of a change of control. The SAR Plan was frozen to further issuance upon approval of the 2014 Omnibus Plan.  As of September 30, 2018 and December 31, 2017, there were 26,500 and 63,000 units outstanding under the SAR Plan, respectively.
For the three and nine months ended September 30, 2018, a $39 thousand and $150 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded, respectively.  For the three and nine months ended September 30, 2017, $285 thousand and $642 thousand of stock based compensation expense to reflect the fair value of the SARs was recorded.
Benefit Plan — The Company sponsors a 401(k) plan (the “401k Plan”), which is a defined contribution plan available to substantially all employees. Participants in the 401k Plan may make salary deferral contributions up to the amount allowed by law.
The Company makes safe harbor matching contributions to the 401k Plan equal to 100% of the participant’s elective contribution for the plan year up to a maximum of 6% of the participant’s salary. The Company contributions are fully vested at the date of contribution. The total of Company contributions for the three months ended September 30, 2018 and 2017, were $394 thousand and $349 thousand, respectively, and for the nine months ended September 30, 2018 and 2017, were $1.2 million and $1.1 million, respectively.
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

	September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$1,075,282	$244,428	$39,295	$—	$1,359,005
Federal Home Loan Bank advances	390,062	50,549	—	—	440,611
Subordinated debentures and subordinated notes	4,023	3,888	9,345	82,465	99,721
Operating leases	2,143	3,377	2,611	2,283	10,414
Total	$1,471,510	$302,242	$51,251	$84,748	$1,909,751
Payments for the FHLB advances include interest of $3.6 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes include interest of $42.6 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at September 30, 2018.  Payments related to leases are based on actual payments specified in underlying contracts.

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Leases — A summary as of September 30, 2018, of the Company’s noncancelable future operating lease commitments (in thousands):

2018	$543
2019	2,107
2020	1,692
2021	1,564
2022	1,293
Thereafter	3,215
Total	$10,414
The Company leases certain office facilities and equipment under operating leases. Rent expense under all noncancelable operating lease obligations, net of income from noncancelable subleases aggregated, was approximately $610 thousand and $581 thousand for the three months ended September 30, 2018 and 2017, respectively, and $1.8 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.
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
The following is a summary of the various financial instruments outstanding as of the date set forth:

	September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$284,861	$208,383	$108,841	$84,337	$686,422
Standby and commercial letters of credit	15,476	259	100	480	16,315
Total	$300,337	$208,642	$108,941	$84,817	$702,737
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
SEPTEMBER 30, 2018
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
The following is a summary of the interest rate swaps outstanding as of the dates set forth:

	September 30, 2018
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$181,341	2.94 - 7.16%	LIBOR 1 month + 0.00% - 4.25%	Wtd. Avg. 3.7 years	$2,828
Interest rate caps and collars	$37,506	3.10 - 6.00%	LIBOR 1 month + 3.00% - 3.75%	Wtd. Avg. 1.0 years	$304

Correspondent interest rate swap:
Interest rate swaps - receive fixed/pay floating	$181,341	2.94 - 7.16%	LIBOR 1 month + 0.00% - 4.25%	Wtd. Avg. 3.7 years	$(2,814)
Interest rate caps and collars	$37,506	3.10 - 6.00%	LIBOR 1 month + 3.00% - 3.75%	Wtd. Avg. 1.0 years	$(304)

	December 31, 2017
	Notional Amount	Fixed Rate	Floating Rate	Maturity	Fair Value

	(Dollars in thousands)
Non-hedging derivative instruments:
Customer interest rate derivative:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$880
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$75

Correspondent interest rate swap:
Interest rate swaps - receive fixed/pay floating	$173,304	2.19 - 5.72%	LIBOR 1 month + 0% - 4.25%	Wtd. Avg. 2.8 years	$(901)
Interest rate caps and collars	$37,466	4.55 - 6.00%	LIBOR 1 month + 3% - 3.75%	Wtd. Avg. 1.7 years	$(75)

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

	September 30, 2018			December 31, 2017
		Estimated Fair Value			Estimated Fair Value
	Notional Amount	Asset Derivative	Liability Derivative	Notional Amount	Fair Value	Liability Derivative

	(Dollars in thousands)
Non-hedging interest rate derivatives:
Correspondent counterparty:
Interest rate swaps	$181,341	$3,182	$354	$173,304	$1,326	$448
Interest rate caps and collars	37,506	304	—	37,466	75	—
Customer counterparty:
Interest rate swaps	181,341	356	3,147	173,304	423	1,325
Interest rate caps and collars	37,506	—	304	37,466	—	75
Gross derivatives		3,842	3,805		1,824	1,848
Offsetting derivatives assets/liabilities		(102)	(102)		(369)	(369)
Net derivatives included in the consolidated balance sheets		$3,740	$3,703		$1,455	$1,479
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2018 and December 31, 2017. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such changes could result in reducing one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on condition and results of operations.
To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The most recent notification from the regulatory banking agencies categorized Green Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that management believes have changed the Bank’s category.
The Company’s consolidated capital ratios and the Bank’s capital ratios as of the dates set forth are presented in the following table:

	September 30, 2018
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$500,596	13.1%	$306,722	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	430,819	11.2	230,041	6.0	N/A	N/A
Common equity tier 1 capital	417,142	10.9	172,531	4.5	N/A	N/A
Tier I capital (to average assets)	430,819	10.1	171,459	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$494,108	12.9%	$306,408	8.0%	$383,010	10.0%
Tier 1 capital (to risk weighted assets)	458,148	12.0	229,806	6.0	306,408	8.0
Common equity tier 1 capital	458,148	12.0	172,354	4.5	248,956	6.5
Tier I capital (to average assets)	458,148	10.7	171,366	4.0	214,207	5.0

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

Dividend Restrictions — Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies.  The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank.  Dividends of $4.7 million and $12.0 million were paid by the Bank to Green Bancorp during the quarter ended and nine months ended September 30, 2018, respectively. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the year ended December 31, 2017.

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
SEPTEMBER 30, 2018
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

	September 30, 2018
	Level 1	Level 2	Level 3	Total

	(Dollars in thousands)
Financial Assets:
Available-for-sale securities	$—	$610,494	$—	$610,494
Loans held for sale	—	7,627	—	7,627
Correspondent interest rate swaps	—	3,182	—	3,182
Customer interest rate swaps	—	356	—	356
Correspondent interest rate caps and collars	—	304	—	304

Financial Liabilities:
Correspondent interest rate swaps	$—	$354	$—	$354
Customer interest rate swaps	—	3,147	—	3,147
Customer interest rate caps and collars	—	304	—	304

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

The following tables present the assets that were carried on the consolidated balance sheet at the end of the reporting period for which a nonrecurring change in fair value has been recorded:

	September 30, 2018
	Level 3	Total	Losses for the Nine Months Ended September 30, 2018

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$28,832	$28,832	$7,619

	September 30, 2017
	Level 3	Total	Losses for the Nine Months Ended September 30, 2017

	(Dollars in thousands)
Assets Measured on a Nonrecurring Basis:
Impaired loans	$18,916	$18,916	$7,459
Other real estate owned	802	802	118
Loans held for sale	15,503	15,503	1,847

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

The estimated fair values of the Company’s financial instruments as of the dates indicated are as follows:

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$141,090	$141,090	$—	$—	$141,090
Available-for-sale securities	610,494	—	610,494	—	610,494
Held-to-maturity securities	62,595	—	61,667	—	61,667
Other securities	44,775	44,775	—	—	44,775
Loans held for sale	7,627	—	7,627	—	7,627
Loans held for investment, net of allowance	3,328,168	—	—	3,348,236	3,348,236
Real estate acquired by foreclosure	2,532	—	—	2,532	2,532
Total	$4,197,281	$185,865	$679,788	$3,350,768	$4,216,421

Financial Liabilities:
Deposits	$3,414,472	$—	$3,418,158	$—	$3,418,158
Securities sold under agreements to repurchase	3,502	—	3,502	—	3,502
Other borrowed funds	437,000	—	436,288	—	436,288
Subordinated debentures and subordinated notes	48,161	—	46,319	—	46,319
Total	$3,903,135	$—	$3,904,267	$—	$3,904,267

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Fair Value

	(Dollars in thousands)
Financial Assets:
Cash and short term investments	$140,681	$140,681	$—	$—	$140,681
Available-for-sale securities	705,539	—	705,539	—	705,539
Held-to-maturity securities	13,275	—	13,146	—	13,146
Other securities	26,617	26,617	—	—	26,617
Loans held for sale	7,156	—	7,156	—	7,156
Loans held for investment	3,190,485	—	—	3,206,145	3,206,145
Real estate acquired by foreclosure	802	—	—	802	802
Total	$4,084,555	$167,298	$725,841	$3,206,947	$4,100,086

Financial Liabilities:
Deposits	$3,397,143	$—	$3,392,144	$—	$3,392,144
Securities sold under agreements to repurchase	5,173	—	5,173	—	5,173
Other borrowed funds	325,000	—	324,873	—	324,873
Subordinated debentures and subordinated notes	47,737	—	45,356	—	45,356
Total	$3,775,053	$—	$3,767,546	$—	$3,767,546

GREEN BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

20. SUBSEQUENT EVENTS

Declaration of Dividends — On October 19, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of its outstanding common stock, payable November 21, 2018, to shareholders of record as of November 7, 2018.

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
Total assets were $4.4 billion as of September 30, 2018 compared with $4.3 billion as of December 31, 2017, an increase of $158.0 million or 3.7%. Total deposits were $3.4 billion as of September 30, 2018 compared with $3.4 billion as of December 31, 2017, an increase of $17.3 million or 0.5%. Total loans held for investment were $3.4 billion at September 30, 2018, an increase of $172.9 million, or 5.4%, compared with $3.2 billion as of December 31, 2017.  Loans held for sale were $7.6 million at September 30, 2018 compared with $7.2 million as of December 31, 2017. At September 30, 2018 and December 31, 2017, we had $62.1 million and $57.3 million, respectively, in non-accrual loans and our allowance for loan losses was $35.2 million and $31.2 million, respectively. Shareholders’ equity was $490.2 million and $463.8 million at September 30, 2018 and December 31, 2017, respectively.
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

In connection with the proposed Merger Transactions, on August 31, 2018, Veritex filed a registration statement on Form S-4 with the SEC, which was amended on October 10, 2018 and became effective on October 12, 2018. Veritex and Green will hold meetings of their respective shareholders on November 15, 2018, at which meetings their respective shareholders may vote upon the Merger Agreement and the Merger, in the case of the Company, and the Share Issuance, in the case of Veritex. In connection therewith, Green and Veritex began mailing a joint proxy statement/prospectus to their respective shareholders on or around October 15, 2018.
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
Hurricane Harvey

In late August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston. The Company currently operates 11 branches in the greater Houston area.  As of September 30, 2018, the Company has not experienced any material financial impact related to Hurricane Harvey.
Results of Operations
Three months ended September 30, 2018 compared with three months ended September 30, 2017.  Net income was $15.6 million for the three months ended September 30, 2018 compared with net income of $11.4 million for the three months ended September 30, 2017, an increase of $4.2 million, or 36.7%.  Net earnings per diluted common share was $0.41 for the three months ended September 30, 2018 compared with net earnings per diluted common share of $0.31 for the same period in 2017, an increase of $0.10.  The Company recorded a provision for loan losses of $320 thousand for the three months ended September 30, 2018. The third quarter of 2018 provision was the net between a $1.6 million reduction in the specific reserves for a syndicated health care credit offset by the addition of general reserves due to loan growth. We experienced returns on average common equity of 12.75% and 9.90%, returns on average assets of 1.42% and 1.10% and efficiency ratios of 53.6% and 50.6% for the three months ended September 30, 2018 and 2017, respectively.  The efficiency ratio is calculated as noninterest expense divided by the sum of net interest income and noninterest income.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017.  For the nine months ended months ended September 30, 2018, net income was $41.4 million compared with a net income of $31.5 million for the same period in 2017, an increase of $9.9 million, or 31.3%. Earnings per common share on a diluted basis was $1.10 for the nine months ended September 30, 2018 compared with net income per diluted common share of $0.85 for the same period in 2017, an increase of $0.25. The Company recorded a provision for loan losses of $11.9 million for the nine months ended September 30, 2018, which included $4.5 million in reserves on the energy portfolio and $4.3 million to a syndicated healthcare credit. The provision increased $1.9 million from the same period in 2017, primarily due to the syndicated healthcare credit reserve recorded in 2018, offset by a $2.8 million decrease in provision for the energy portfolio.  We experienced returns on average common equity of 11.66% and 9.44%, returns on average assets of 1.29% and 1.03% and efficiency ratios of 51.5% and 50.9% for the nine months ended September 30, 2018 and 2017, respectively.
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
Three months ended September 30, 2018 compared with three months ended September 30, 2017. Net interest income before the provision for loan losses for the three months ended September 30, 2018 was $39.5 million compared with $36.3 million for the three months ended September 30, 2017, an increase of $3.2 million, or 8.9%.  The increase was primarily due to increases of $7.1 million, or 17.9%, in the interest earned on loans, offset by increases of $1.6 million, or 40.3%, in interest expense on certificates and other time deposits, $1.5 million, or 234.4%, in expense for other borrowed funds and $891 thousand, or 35.6%, in interest expense on transaction and saving deposits. Interest income was $51.9 million for the three months ended September 30, 2018, an increase of $7.4 million, or 16.5%, compared with the three months ended September 30, 2017. Interest income on loans was $46.6 million for the three months ended September 30, 2018, an increase of $7.1 million, or 17.9%, compared with the three months ended September 30, 2017, due to a 51 basis point increase in the average yield and a $217.7 million increase in average balance. Interest expense was $12.4 million for the three months ended September 30, 2018, an increase of $4.1 million, or 49.9%, compared with the three months ended September 30, 2017. Interest expense on deposits was $9.1 million for the three months ended September 30, 2018, an increase of $2.5 million, or 38.5%, compared with the three months ended September 30, 2017, due to a 43 basis point increase in the average cost of interest-bearing deposits, offset by a decrease of $111.7 million in the average balance. Interest expense on other borrowed funds was $2.2 million for the three months ended September 30, 2018, an increase of $1.5 million, compared with the three months ended September 30, 2017, due to the $158.3 million increase in average outstanding balance and a 112 basis point increase in average rate.  For the three months ended September 30, 2018, average noninterest-bearing deposits increased $150.2 million from $679.9 million during the three months ended September 30, 2017 to $830.0 million for the three months ended September 30, 2018. Total cost of funds, including noninterest-bearing deposits, increased 38 basis points to 1.28% for the three months ended September 30, 2018 compared to 0.90% for the same period in 2017.
Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2018 was 3.78%, an increase of 13 basis points compared with 3.65% for the same period in 2017.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017. Net interest income before the provision for loan losses for the nine months ended September 30, 2018 was $117.5 million compared with $104.2 million for the nine months ended September 30, 2017, an increase of $13.3 million, or 12.8%.  The increase was primarily due to a $18.5 million, or 16.2%, increase in the interest earned on loans and a $2.7 million, or 25.1%, increase in interest income on securities, offset by a $5.2 million increase in interest expense on deposits and a $3.6 million increase in expense for other borrowed funds. Interest income was $149.3 million for the nine months ended September 30, 2018, an increase of $22.2 million, or 17.5%, compared with the nine months ended September 30, 2017.  Interest income on loans was $132.9 million for the nine months ended September 30, 2018, an increase of $18.5 million, or 16.2%, compared with the nine months ended September 30, 2017, due to a 57 basis point increase in the in average yield and a $132.5 million increase in average balance.  Interest income on securities was $13.6 million for the nine months ended September 30, 2018, an increase of $2.7 million, or 25.1%, compared with the nine months ended September 30, 2017, due to a 35 basis point increase in the average yield and a $52.8 million increase in the average balance.  Interest expense was $31.7 million for the nine months ended September 30, 2018, an increase of $8.9 million, or 39.2%, compared with the nine months ended September 30, 2017.  Interest expense on deposits was $23.3 million for the nine months ended September 30, 2018, an increase of $5.2 million, or 28.6%, compared with the nine months ended September 30, 2017, primarily due to a 31 basis point increase in the average cost of interest-bearing deposits, offset by a decrease of $114.4 million in the average balance.  Interest expense on other borrowed funds was $5.1 million for the three months ended September 30, 2018, an increase of $3.6 million, compared with the three months ended September 30, 2017, due to a 103 basis point increase in average rate and a $134.9 million increase in average balance. For the nine months ended September 30, 2018, average noninterest-bearing deposits increased $137.7 million from $672.3 million during the nine months ended September 30, 2017 to $809.9 million for the nine months ended September 30, 2018.  Total cost of funds, including noninterest-bearing deposits, increased 28 basis points to 1.12% for the nine months ended September 30, 2018 compared to 0.84% for the same period in 2017.
Net interest margin, defined as net interest income divided by average interest-earning assets, for the nine months ended September 30, 2018 was 3.86%, an increase of 27 basis points compared with 3.59% for the same period in 2017.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$3,288,748	$46,612	5.62%	$3,071,039	$39,549	5.11%
Securities	689,930	4,277	2.46%	712,431	4,337	2.42%
Other investments	43,655	360	3.27%	26,009	221	3.37%
Interest earning deposits in financial institutions and federal funds sold	126,021	651	2.05%	134,868	432	1.27%
Total interest-earning assets	4,148,354	51,900	4.96%	3,944,347	44,539	4.48%

Allowance for loan losses	(36,003)			(32,395)
Noninterest-earning assets	247,893			219,754
Total assets	$4,360,244			$4,131,706

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,236,585	$3,393	1.09%	$1,349,701	$2,502	0.74%
Certificates and other time deposits	1,345,168	5,671	1.67%	1,343,732	4,042	1.19%
Securities sold under agreements to repurchase	3,964	1	0.10%	5,943	2	0.13%
Other borrowed funds	386,261	2,196	2.26%	227,936	655	1.14%
Subordinated debentures and subordinated notes	48,096	1,120	9.24%	47,531	1,059	8.84%
Total interest-bearing liabilities	3,020,074	12,381	1.63%	2,974,843	8,260	1.10%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	830,040			679,851
Other liabilities	24,753			19,709
Total liabilities	3,874,867			3,674,403
Shareholders’ equity	485,377			457,303
Total liabilities and shareholders’ equity	$4,360,244			$4,131,706

Net interest rate spread			3.33%			3.38%
Net interest income and margin(2)		$39,519	3.78%		$36,279	3.65%

(1) Loans held for sale and nonaccrual loans are included in the loan averages.
(2) The net interest margin is equal to net interest income divided by average interest‑earning assets.

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate

	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans(1)	$3,192,201	$132,890	5.57%	$3,059,750	$114,396	5.00%
Securities	707,717	13,569	2.56%	654,913	10,848	2.21%
Other investments	38,544	1,001	3.47%	22,642	606	3.58%
Interest earning deposits in financial institutions and federal funds sold	129,814	1,803	1.86%	148,461	1,172	1.06%
Total interest-earning assets	4,068,276	149,263	4.91%	3,885,766	127,022	4.37%

Allowance for loan losses	(35,047)			(30,717)
Noninterest-earning assets	239,942			226,984
Total assets	$4,273,171			$4,082,033

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	$1,275,943	$8,880	0.93%	$1,364,649	$6,710	0.66%
Certificates and other time deposits	1,300,592	14,454	1.49%	1,326,247	11,435	1.15%
Securities sold under agreements to repurchase	4,697	5	0.14%	4,640	5	0.14%
Other borrowed funds	337,300	5,094	2.02%	202,449	1,494	0.99%
Subordinated debentures and subordinated notes	47,957	3,308	9.22%	47,486	3,151	8.87%
Total interest-bearing liabilities	2,966,489	31,741	1.43%	2,945,471	22,795	1.03%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	809,941			672,278
Other liabilities	22,221			18,094
Total liabilities	3,798,651			3,635,843
Shareholders’ equity	474,520			446,190
Total liabilities and shareholders’ equity	$4,273,171			$4,082,033

Net interest rate spread			3.48%			3.34%
Net interest income and margin(2)		$117,522	3.86%		$104,227	3.59%
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

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2018 vs. 2017			2018 vs. 2017
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest-earning assets:
Loans, including fees	2,804	$4,259	7,063	4,952	$13,542	18,494
Securities	(137)	77	(60)	875	1,846	2,721
Other investments	150	(11)	139	426	(31)	395
Interest-earning deposits in financial institutions and federal funds sold	(28)	247	219	(147)	778	631
Total increase in interest income	2,789	4,572	7,361	6,106	16,135	22,241

Interest-bearing liabilities:
Interest-bearing transaction and savings deposits	(210)	$1,101	891	(436)	$2,606	2,170
Certificates and other time deposits	4	$1,625	1,629	(221)	$3,240	3,019
Securities sold under agreements to repurchase	(1)	$—	(1)	—	$—	—
Other borrowings	455	$1,086	1,541	995	$2,605	3,600
Subordinated debentures and subordinated notes	13	$48	61	31	$126	157
Total increase in interest expense	261	3,860	4,121	369	8,577	8,946
Increase in net interest income	$2,528	$712	$3,240	$5,737	$7,558	$13,295
Provision for loan losses
Our provision for loan losses are charged to income in order to bring our total allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2018 was $35.2 million, representing 1.05% of total loans, excluding loans held for sale, as of such date.
Three months ended September 30, 2018 compared with three months ended September 30, 2017.  We recorded $320 thousand in provision for loan losses for the three months ended September 30, 2018 compared with $2.3 million for the same period in 2017. The third quarter of 2018 provision was the net between a $1.6 million reduction in the specific reserves for a syndicated health care credit offset by the addition of general reserves due to loan growth. Net charge-offs for the three months ended September 30, 2018 were $220 thousand compared with net charge offs of $811 thousand for the three months ended September 30, 2017. This decrease reflected a decrease in gross charge-offs from $850 thousand to $292 thousand for the three months ended September 30, 2017 and 2018, respectively, and an increase in recoveries from $39 thousand to $72 thousand for the three months ended September 30, 2017 and 2018, respectively.  Net charge-offs included partial recoveries of $41 thousand in energy loans for the three months ended September 30, 2018, in comparison to charge-offs of $418 thousand for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017.  The provision for loan losses for the nine months ended September 30, 2018 was $11.9 million compared with $10.0 million for the same period in 2017.  The provision recorded for the nine months ended September 30, 2018, included $4.5 million in reserves on the energy portfolio and $4.3 million related to a syndicated healthcare credit. Net charge offs for the nine months ended September 30, 2018 were $7.9 million compared with $2.8 million for the nine months ended September 30, 2017. This increase reflected an increase in gross charge-offs from $3.8 million to $8.4 million, and a decrease in recoveries from $979 thousand to $453 thousand for the nine months ended September 30, 2017 and 2018, respectively.  Net charge-offs related to energy loans totaled $6.5 million for the nine months ended September 30, 2018, in comparison to $1.7 million for the nine months ended September 30, 2017.
Noninterest Income
Our primary sources of recurring noninterest income are customer service fees, loan fees, gains on sale of the guaranteed portion of loans and available for sale securities and other service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield.
For the three months ended September 30, 2018, noninterest income totaled $5.5 million, an increase of $2.1 million, or 61.4%, compared with the three months ended September 30, 2017. The increase was primarily due to a $1.3 million positive change in loss on held for sale loans, a $509 thousand increase in customer service fees, a $462 thousand increase in derivative income, and a $332 thousand positive change in loss on sale of available-for-sale securities, offset by a $597 thousand decrease in gain on sale of guaranteed portion of loans.
For the nine months ended September 30, 2018, noninterest income totaled $16.1 million, an increase of $1.5 million, or 10.5%, compared with the nine months ended September 30, 2017. This increase was primarily due to a $1.2 million positive change in loss on held for sale loans, a $1.0 million increase in customer service fees and $490 thousand increase in derivative income, offset by a $1.3 million decrease in gain on sale of guaranteed portion of loans.
The following table presents, for the periods indicated, the major categories of noninterest income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Customer service fees	$2,874	$2,365	$7,847	$6,830
Loan fees	942	871	2,771	2,811
Gain on sale of available-for-sale securities, net	—	(332)	66	(38)
Gain on loans held-for-sale, net	—	(1,294)	—	(1,210)
Gain on sale of guaranteed portion of loans	705	1,302	2,758	4,107
Other	952	478	2,674	2,084
Total noninterest income	$5,473	$3,390	$16,116	$14,584
Noninterest Expense
For the three months ended September 30, 2018, noninterest expense totaled $24.1 million, an increase of $4.1 million, or 20.3%, compared with the three months ended September 30, 2017. The increase was primarily due to increases of to $3.0 million in merger-related costs, $1.2 million in salaries and employee benefits, $316 thousand in loan related expenses and $268 thousand in software license and maintenance, offset by $972 thousand decrease in professional and regulatory fees, in addition to smaller change in other noninterest expense categories.
For the nine months ended September 30, 2018, noninterest expense totaled $68.8 million, an increase of $8.3 million, or 13.7%, compared with the nine months ended September 30, 2017.  The increase is primarily due to increases of $3.4 million in salaries and employee benefits, $3.0 million in merger-related costs and $1.6 million in the reserve for unfunded commitments, in addition to smaller change in other noninterest expense categories.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

	(Dollars in thousands)
Salaries and employee benefits (1)	$13,729	$12,487	$40,970	$37,546
Non-staff expenses:
Occupancy	2,068	2,080	6,408	6,125
Professional and regulatory fees	1,359	2,331	5,792	6,627
Data processing	923	924	2,924	2,827
Software license and maintenance	732	464	2,151	1,391
Marketing	354	154	787	516
Loan related	587	271	1,101	1,172
Merger costs	2,955	—	2,955	—
Other	1,425	1,356	5,742	4,313
Total noninterest expense	$24,132	$20,067	$68,830	$60,517

(1)
Total salaries and employee benefits include stock based compensation expense of $1.3 million and $641 thousand for the three months ended September 30, 2018 and 2017, respectively, and $3.8 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Efficiency Ratio.  The efficiency ratio is a supplemental financial measure utilized in our internal evaluation of our performance. Efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. Our efficiency ratio was 53.6% for the three months ended September 30, 2018, compared with 50.6% for the three months ended September 30, 2017.
Our efficiency ratio was 51.5% and 50.9% for the nine months ended September 30, 2018 and 2017, respectively.  The improvement was due to a higher increase in net interest income and noninterest income compared to the increase in noninterest expense.
Income Taxes
For the three months ended September 30, 2018, income tax expense was $4.9 million, a decrease of $1.0 million or 16.1%, compared with income tax expense of $5.9 million for the same period in 2017.  The decrease was primarily attributable to the enactment of the Tax Cuts and Jobs Act on December 22, 2017, which made the applicable federal statutory corporate income tax rate 21.0% effective January 1, 2018.  The effective income tax rate for the three months ended September 30, 2018 and 2017 was 24.1% and 34.1%, respectively, as compared to the U.S. statutory rate of 21.0% and 35.0%, respectively. The increase in the effective tax rate for the three months ended September 30, 2018 was due to $3.0 million in non-deductible merger costs.
For the nine months ended September 30, 2018, income tax expense was $11.5 million, a decrease of $5.3 million, or 31.4%, compared with income tax expense of $16.8 million for the same period in 2017.  The decrease was primarily attributable to the reduction in the U.S. statutory rate previously discussed. The effective income tax rate for the nine months ended months ended September 30, 2018 and 2017 was 21.8% and 34.8%, respectively.

Financial Condition
Loan Portfolio
At September 30, 2018, total loans held for investment were $3.4 billion, an increase of $172.9 million, or 5.4%, compared with December 31, 2017.  The increase was primarily due to increases of $76.5 million in commercial and industrial loans, $65.6 million in commercial real estate loans, $20.4 million in owner occupied commercial loans, $16.1 million in mortgage warehouse loans and $10.5 million in residential mortgage, offset by reductions of $11.7 million in construction and land loans and $4.5 million in consumer and other loans.  At September 30, 2018, energy loans totaled $37.5 million, or 1.1% of total loans.
At September 30, 2018, total loans held for sale were $7.6 million, an increase of $471 thousand, or 6.6%, compared with December 31, 2017. SBA loans comprise the balance of loans held for sale at September 30, 2018.
The following tables summarize our loan portfolio by type of loan as of the dates indicated:

	September 30, 2018
	Originated	Acquired	Total	Percent

	(Dollars in thousands)
Commercial & industrial	$1,114,467	$28,266	$1,142,733	34.0%
Mortgage warehouse	236,307	—	236,307	7.0
Real estate:
Owner occupied commercial real estate	382,886	52,781	435,667	13.0
Commercial real estate	1,013,927	119,500	1,133,427	33.6
Construction, land & land development	137,634	15,623	153,257	4.6
Residential mortgage	177,168	71,878	249,046	7.4
Consumer and other	12,185	732	12,917	0.4
Total loans held for investment	$3,074,574	$288,780	$3,363,354	100.0%

Total loans held for sale	$7,627	$—	$7,627	100.0%

	December 31, 2017
	Originated	Acquired	Total	Percent

	(Dollars in thousands)
Commercial & industrial	$1,002,797	$63,469	$1,066,266	33.4%
Mortgage warehouse	220,230	—	220,230	6.9
Real estate:
Owner occupied commercial real estate	327,906	87,324	415,230	13.0
Commercial real estate	823,361	244,418	1,067,779	33.5
Construction, land & land development	136,998	27,954	164,952	5.2
Residential mortgage	149,021	89,559	238,580	7.5
Consumer and other	16,178	1,270	17,448	0.5
Total loans held for investment	$2,676,491	$513,994	$3,190,485	100.0%

Total loans held for sale	$7,156	$—	$7,156	100.0%

At September 30, 2018, total energy exposure was $37.5 million within loans held for investment.  This represents energy exposure of 1.1% of loans held for investment.  Reserved-based energy loans held for investment represented approximately 0.4% and 0.6% of total funded loans as of both September 30, 2018 and December 31, 2017, respectively. Energy-related service industry loans represented approximately 0.7% and 1.1% of total funded loans as of September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018 and December 31, 2017, $14.3 million and $19.2 million of reserved-based energy loans and $10.0 million and $17.5 million of energy-related service industry loans were impaired, respectively.
Nonperforming Loans
Nonperforming loans held for investment include loans on nonaccrual status, accruing loans 90 or more days past due and restructured loans. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). We had $70.0 million in nonperforming loans held for investment at September 30, 2018, compared with $70.8 million at December 31, 2017. The ratio of nonperforming loans to total loans was 2.08% at September 30, 2018 compared with 2.22% at December 31, 2017.
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
The following tables present information regarding nonperforming loans at the dates indicated:

	September 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$56,956	$3,255	$60,211
Accruing loans past due 90 days or more	2,903	1,922	4,825
Restructured loans - nonaccrual	899	1,011	1,910
Restructured loans - accruing	7	3,002	3,009
Total nonperforming loans held for investment	$60,765	$9,190	$69,955

	December 31, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Nonaccrual loans	$43,797	$4,095	$47,892
Accruing loans past due 90 days or more	375	—	375
Restructured loans - nonaccrual	8,063	1,383	9,446
Restructured loans - accruing	4,255	8,838	13,093
Total nonperforming loans held for investment	$56,490	$14,316	$70,806

Allowance for loan losses
Our allowance for loan losses is established through charges to income in the form of the provision in order to bring our allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “—Critical Accounting Policies—Allowance for loan losses.” The allowance for loan losses at September 30, 2018 was $35.2 million, representing 1.05% of total loans, excluding loans held for sale, compared with $31.2 million, or 0.98% of total loans, excluding loans held for sale, at December 31, 2017. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology.
The following tables present, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

	As of and for the Nine Months Ended September 30, 2018
	Originated	Acquired	Total

	(Dollars in thousands)
Average loans outstanding (1)	$2,826,736	$361,178	$3,187,914
Total loans outstanding at end of period (1)	3,074,574	288,780	3,363,354
Allowance for loan losses at beginning of period	29,978	1,242	31,220
Provision for loan losses	12,662	(782)	11,880
Charge-offs:
Commercial and industrial	(8,177)	(1)	(8,178)
Consumer and Other	(169)	(20)	(189)
Total charge-offs	(8,346)	(21)	(8,367)
Recoveries:
Commercial and industrial	5	11	16
Commercial real estate	—	9	9
Residential mortgage	9	338	347
Consumer and Other	77	4	81
Total recoveries	91	362	453
Net charge-offs	(8,255)	341	(7,914)
Allowance for loan losses at end of period	$34,385	$801	$35,186

Ratio of allowance to end of period loans	1.12%	0.28%	1.05%
Ratio of net charge-offs (recoveries) to average loans	0.29%	(0.09)%	0.25%

(1)	Excluding loans held for sale

	As of and for the Nine Months Ended September 30, 2017
	Originated	Acquired	Total

	(Dollars in thousands)
Average loans outstanding (1)	$2,351,056	$689,870	$3,040,926
Total loans outstanding at end of period (1)	2,485,239	586,522	3,071,761
Allowance for loan losses at beginning of period	23,855	2,509	26,364
Provision for loan losses	9,986	(31)	9,955
Charge-offs:
Commercial and industrial	(2,280)	(338)	(2,618)
Owner occupied commercial real estate	—	(961)	(961)
Residential mortgage	—	(95)	(95)
Consumer and Other	(142)	(2)	(144)
Total charge-offs	(2,422)	(1,396)	(3,818)
Recoveries:
Commercial and industrial	593	77	670
Owner occupied commercial real estate	—	4	4
Commercial real estate	—	7	7
Construction, land & land development	—	75	75
Residential mortgage	47	47	94
Consumer and Other	122	7	129
Total recoveries	762	217	979
Net charge-offs	(1,660)	(1,179)	(2,839)
Allowance for loan losses at end of period	$32,181	$1,299	$33,480

Ratio of allowance to end of period loans	1.29%	0.22%	1.09%
Ratio of net charge-offs to average loans	(0.07)%	(0.17)%	(0.09)%

(1)	Excluding loans held for sale

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
We believe that the allowance for loan losses at September 30, 2018 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2018.

Securities
We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2018, the carrying amount of investment securities totaled $673.1 million, a decrease of $45.7 million, or 6.4%, compared with $718.8 million at December 31, 2017. At September 30, 2018, securities represented 15.2% of total assets compared with 16.9% at December 31, 2017.
Securities with fair value of $50.0 million were transferred from available-for-sale to held-to-maturity classification during the quarter ended March 31, 2018. The related unrealized loss at the date of transfer of $2.2 million remained in accumulated other comprehensive income and will be amortized over the remaining term of the securities. The net unamortized, unrealized loss on the transferred securities included in accumulated other comprehensive income as of September 30, 2018 totaled $2.0 million.
The following table summarizes the amortized cost and fair value by classification of securities as of the dates shown:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
SBA guaranteed securities	$95,638	$13	$(2,296)	$93,355
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	219,222	—	(8,852)	210,370
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	54,792	—	(2,955)	51,837
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	212,400	—	(8,005)	204,395
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	35,910	—	(1,466)	34,444
Corporate debt securities	15,917	17	(77)	15,857
Obligations of municipal subdivisions	236	—	—	236
Total	$634,115	$30	$(23,651)	$610,494

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,794	$15	$(483)	$10,326
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	2,488	—	(142)	2,346
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	43,130	81	(289)	42,922
Obligations of municipal subdivisions	6,183	—	(110)	6,073
Total	$62,595	$96	$(1,024)	$61,667

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)
Available-for-sale:
Obligations of the U.S. Treasury and other U.S. government agencies or sponsored enterprises	$104,111	$129	$(948)	$103,292
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	250,580	297	(1,701)	249,176
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	65,986	—	(500)	65,486
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	234,881	—	(6,434)	228,447
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: commercial	36,151	—	(472)	35,679
Corporate debt securities	5,789	5	—	5,794
Obligations of municipal subdivisions	6,672	—	(45)	6,627
CRA qualified investment fund	11,337	—	(299)	11,038
Total	$715,507	$431	$(10,399)	$705,539

Held-to-maturity:
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: residential	$10,841	$61	$(170)	$10,732
Mortgage-backed securities issued by U.S. government agencies or sponsored enterprises: commercial	—	—	—	—
Collateralized mortgage obligations issued by U.S. government agencies or sponsored enterprises: residential	2,434	—	(20)	2,414
Obligations of municipal subdivisions	—	—	—	—
Total	$13,275	$61	$(190)	$13,146
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
Management does not intend to sell any debt securities classified as held to maturity and it is more likely than not that we will not be required to sell any such debt securities before their anticipated recovery of cost, if a loss currently exists, at which time we expect to receive full value for the securities. Furthermore, as of September 30, 2018, management does not have the intent to sell any of the securities classified as available-for-sale and believes that it is more likely than not that we will not be required to sell any such securities before a recovery of cost, if a loss currently exists. As of September 30, 2018, management believes any impairment in our securities is temporary and no impairment loss has been realized in our consolidated statement of income. We recorded no other than temporary impairment charges in the first nine months of 2018 or the 2017 fiscal year.

Deposits
Our lending and investing activities are primarily funded by deposits. We offer a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. We rely primarily on competitive pricing policies, convenient locations and personalized service to attract and retain these deposits.
Total deposits at September 30, 2018 were $3.4 billion, an increase of $17.3 million, or 0.5%, comprised of a $96.7 million increase in time deposits and a $30.6 million increase in noninterest-bearing deposits, offset by a $110.0 million decrease in interest-bearing transaction and savings deposits.  Noninterest bearing deposits at September 30, 2018 were $833.8 million compared with $803.2 million at December 31, 2017, an increase of $30.6 million, or 3.8%. The increase in noninterest-bearing deposits is due to continued efforts by our portfolio bankers with a focus on business accounts. Interest bearing deposits at September 30, 2018 were $2.6 billion, a decrease of $13.3 million, or 0.5%, compared with December 31, 2017.
The Company had $196.3 million and $123.4 million in brokered time deposits at September 30, 2018 and December 31, 2017, respectively.  At September 30, 2018, the Company also had $75.1 million in brokered interest-bearing transaction accounts and $37.2 million in noninterest-bearing escrow accounts classified as brokered.  Brokered deposits represented 9.0% and 4.7% of total deposits at September 30, 2018 and December 31, 2017, respectively.  The Company utilizes brokered deposits to enhance liquidity.
The following table presents the daily average balances and weighted average rates paid on deposits for the periods indicated:

	Nine Months Ended September 30,
	2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Interest-bearing transaction deposits	$226,502	0.41%	$182,996	0.14%
Money market and savings deposits	1,049,441	1.04	1,181,653	0.74
Certificates and other time deposits	1,300,592	1.49	1,326,247	1.15
Total interest-bearing deposits	$2,576,535	1.21	$2,690,896	0.90
Noninterest-bearing deposits	809,941	—	672,278	—
Total deposits	$3,386,476	0.92%	$3,363,174	0.72%

Other Borrowed Funds
The following table presents our borrowings at the dates indicated. There were no borrowings outstanding under our arrangement with the Dallas Fed and there were no federal funds purchased outstanding at the dates indicated.

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Federal Home Loan Bank advances	$437,000	$325,000
Repurchase agreements	3,502	5,173
Total	$440,502	$330,173
FHLB advances—We have an available borrowing arrangement with the FHLB, which allows the Company to borrow on a collateralized basis. At September 30, 2018 and December 31, 2017, total unused borrowing capacity of $670.3 million and $948.2 million, respectively, was available under this arrangement. At September 30, 2018, $437.0 million was outstanding with an average interest rate of 2.88% and all of the Company’s FHLB advances will mature within two years. At December 31, 2017, $325.0 million was outstanding with an average interest rate of 1.41% and all of the Company’s FHLB advances will mature within two years. These borrowings are collateralized by a blanket lien on certain real estate loans and unpledged securities in safekeeping. The total borrowing capacity decreased due to increased utilization. The Company utilizes these borrowings to meet liquidity needs and to fund certain loans in its loan portfolio.
Dallas Fed—We have an available borrower in custody arrangement with the Dallas Fed, which allows us to borrow on a collateralized basis. Certain commercial and consumer loans are pledged under this arrangement. We maintain this borrowing arrangement to meet liquidity needs pursuant to our liquidity risk management program. At September 30, 2018 and December 31, 2017, $524.4 million and $384.5 million, respectively, were available under this arrangement and no borrowings were outstanding.
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
Federal Funds Purchased—We have available federal funds lines of credit with our correspondent banks. As of September 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding.
Subordinated Debentures and Subordinated Notes
Subordinated Notes — On December 8, 2016, the Company issued $35.0 million of 8.50% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) that mature on December 15, 2026 through a private placement to certain institutional accredited investors. The Notes, which qualify as Tier 2 capital under the Federal Reserve’s capital guidelines in effect at September 30, 2018, have an interest rate of 8.50% per annum, during the fixed-rate period from date of issuance through December 15, 2021.  Interest is payable semi-annually on each June 15 and December 15, from June 15, 2017 through December 15, 2021.
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
Unamortized debt issuance costs related to these Notes, which are included in Subordinated Debentures and Subordinated Notes, totaled $1.2 million at September 30, 2018. Net issuance costs associated with issuing these Notes are amortized to interest expense over the respective terms using the straight-line method.
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

A summary of pertinent information related to the Company’s issues of subordinated Notes outstanding at the dates indicated is set forth in the table below:

	September 30, 2018	December 31, 2017

	(Dollars in thousands)
Subordinated notes fixed to floating rate, 8.50% per annum, maturity date December 15, 2026	$35,000	$35,000
Less: unamortized debt issuance costs	(1,182)	(1,291)
Total subordinated notes	$33,818	$33,709
Subordinated Debentures Trust Preferred Securities — At September 30, 2018, the Company had outstanding $22.2 million in subordinated debentures, which is offset by a $7.8 million purchase discount. On October 1, 2015, the Company acquired Patriot Bancshares, Inc., and assumed the obligations related to the subordinated debentures issued to Patriot Bancshares Capital Trust I and Capital Trust II.
A summary of pertinent information related to the Company’s issues of subordinated debentures outstanding at September 30, 2018 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Subordinated Debt Owed to Trusts	Maturity Date(2)

	(Dollars in thousands)
Patriot Bancshares Capital Trust I	March 31, 2006	$5,000	3 month LIBOR +1.85%, not to exceed 11.90%	$5,155	April 7, 2036
Patriot Bancshares Capital Trust II	August 2, 2007	$16,500	3 month LIBOR +1.80%, not to exceed 11.90%	$17,011	September 15, 2037

(1)	The 3-month LIBOR in effect as of September 30, 2018 was 2.398%.

(2)	All debentures are callable five years from issuance date.

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

Liquidity and Capital Resources
Liquidity
Liquidity involves our ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate on an ongoing basis and manage unexpected events. During the nine months ended September 30, 2018 and 2017, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. We expect capital resources and liquidity will be sufficient for at least the next twelve months.
As of September 30, 2018, we had outstanding $686.4 million in commitments to extend credit and $16.3 million in commitments associated with outstanding standby and commercial letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.
As of September 30, 2018, we had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.
As of September 30, 2018, we had cash and cash equivalents of $141.1 million, an increase of $409 thousand compared with $140.7 million as of December 31, 2017.
Contractual Obligations
The following table summarizes our contractual obligations and other commitments to make future payments as of September 30, 2018 (other than securities sold under repurchase agreements), which consist of our future cash payments associated with our contractual obligations pursuant to our certificates and other time deposits, Federal Home Loan Bank advances, subordinated debentures and subordinated notes, and noncancelable future operating leases. Payments for the Federal Home Loan Bank advances includes interest of $3.6 million that will be paid in future years.  Payments for subordinated debentures and subordinated notes includes interest of $42.6 million that will be paid in future years.  The future interest payments were calculated using the current rate in effect at September 30, 2018.  Payments related to leases are based on actual payments specified in underlying contracts.

	September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Certificates and other time deposits	$1,075,282	$244,428	$39,295	$—	$1,359,005
Federal Home Loan Bank advances	390,062	50,549	—	—	440,611
Subordinated debentures and subordinated notes	4,023	3,888	9,345	82,465	99,721
Operating leases	2,143	3,377	2,611	2,283	10,414
Total	$1,471,510	$302,242	$51,251	$84,748	$1,909,751
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

Our commitments associated with outstanding standby and commercial letters of credit and commitments to extend credit expiring by period as of September 30, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	September 30, 2018
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total

	(Dollars in thousands)
Commitments to extend credit	$284,861	$208,383	$108,841	$84,337	$686,422
Standby and commercial letters of credit	15,476	259	100	480	16,315
Total	$300,337	$208,642	$108,941	$84,817	$702,737
Capital Resources
Total shareholders’ equity was $490.2 million at September 30, 2018, an increase of $26.4 million, or 5.7%, compared with $463.8 million at December 31, 2017. The increase was the result of net income of $41.4 million for the nine month period, plus the $2.7 million increase due to stock compensation expense and the $2.9 million net change for proceeds from the exercise of stock options, offset by the $13.0 million change in the value of available for sale securities recognized in other accumulated comprehensive earnings and the $7.5 million dividend payments to shareholders.
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
The following table provides a comparison of the Company’s and the Bank’s leverage and risk weighted capital ratios as of September 30, 2018 and December 31, 2017 to the minimum and well capitalized regulatory standards:

	September 30, 2018
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$500,596	13.1%	$306,722	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	430,819	11.2	230,041	6.0	N/A	N/A
Common equity tier 1 capital	417,142	10.9	172,531	4.5	N/A	N/A
Tier I capital (to average assets)	430,819	10.1	171,459	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$494,108	12.9%	$306,408	8.0%	$383,010	10.0%
Tier 1 capital (to risk weighted assets)	458,148	12.0	229,806	6.0	306,408	8.0
Common equity tier 1 capital	458,148	12.0	172,354	4.5	248,956	6.5
Tier I capital (to average assets)	458,148	10.7	171,366	4.0	214,207	5.0

	December 31, 2017
	Actual		For Capital Adequacy Purposes		To be Categorized as "Well Capitalized" under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
The Company(1):
Total capital (to risk weighted assets)	$455,754	12.7%	$287,840	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	390,690	10.9	215,880	6.0	N/A	N/A
Common equity tier 1 capital	377,328	10.5	161,910	4.5	N/A	N/A
Tier I capital (to average assets)	390,690	9.5	164,632	4.0	N/A	N/A

The Bank(2):
Total capital (to risk weighted assets)	$444,198	12.4%	$286,648	8.0%	$358,310	10.0%
Tier 1 capital (to risk weighted assets)	415,542	11.6	214,986	6.0	286,648	8.0
Common equity tier 1 capital	415,542	11.6	161,239	4.5	232,901	6.5
Tier I capital (to average assets)	415,542	10.1	164,390	4.0	205,487	5.0

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.

(2)	The FDIC or the OCC may require the Bank to maintain capital ratios above the required minimums.
Dividend Restrictions - Dividends paid by the Bank are subject to certain restrictions imposed by regulatory agencies. The Basel III Capital Rules further limit the amount of dividends that may be paid by our bank. Dividends of $12.0 million were paid by the Bank to Green Bancorp during the nine months ended September 30, 2018. A dividend of $1.0 million was paid by the Bank to Green Bancorp during the year ended December 31, 2017.
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

On October 19, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per share of its outstanding common stock, payable November 21, 2018, to shareholders of record as of November 7, 2018.

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
Changes in internal control over financial reporting — There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Green Bancorp, Inc. (Registrant)

Date: November 8, 2018	/s/ Manuel J. Mehos
Manuel J. Mehos
Chairman and Chief Executive Officer

Date: November 8, 2018	/s/ Terry S. Earley
Terry S. Earley
Executive Vice President and Chief Financial Officer